Form 10-Q
period 1996-05-31
AES CHINA GENERATING CO LTD
filed 1996-11-20
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER: 0-23148

                          AES CHINA GENERATING CO. LTD.
             (Exact name of registrant as specified in its charter)

        BERMUDA                                         98-0152612
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                    Identification No.)

                             3/F., JINQIAO BUILDING
                             #1 JIANGUOMENWAI AVENUE
                   BEIJING 100020, PEOPLE'S REPUBLIC OF CHINA
                     (Address of principal executive office)

                        TELEPHONE NUMBER (86 10) 65089619
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     [X]                      No

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of July 12, 1996.

            8,134,100 shares of Class A Common Stock, $.01 par value. 7,500,000 shares of Class B Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                          AES CHINA GENERATING CO. LTD.


                                      INDEX



                   PART I.    FINANCIAL INFORMATION               Page No
                                                                  -------


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Statements of Operations......................3

           Consolidated Balance Sheets................................5

           Consolidated Statements of Cash Flows......................7

           Notes to Consolidated Financial Statements.................8

ITEM 2.    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................9



                           PART II. OTHER INFORMATION


ITEM 3.    LEGAL PROCEEDINGS.................................  Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......13

ITEM 5.    OTHER INFORMATION ................................. Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................15

           SIGNATURES................................................16

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS
                                           ENDED
                                  MAY 31, 1996  MAY 31, 1995
                                -----------------------------
                                        (unaudited)

REVENUES:
  Electricity sales                 US$ 2,383 US$   202
  Construction delay fee                   43      --
                                       ------    ------
                                        2,426       202

OPERATING COSTS AND EXPENSES:
  Costs of sales                        1,766        87
  Development, selling, general and
  administrative expenses               1,413     2,215
                                       ------    ------

  TOTAL OPERATING COSTS AND EXPENSES    3,179     2,302
                                       ------    ------

OPERATING LOSS                           (753)   (2,100)

OTHER INCOME:
  Interest income                       1,737     2,891
  Interest expense                       (322)     --
  Equity in earnings of affiliate         126        41
                                       ------    ------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                     788       832

  Income taxes                            202      --
  Minority interest                        (8)       46
                                       ------    ------

NET INCOME                          US$   594 US$   786
                                       ------    ------

NET INCOME PER SHARE                US$  0.04 US   0.05

                                       ======    ======

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    SIX MONTHS
                                                      ENDED
                                   MAY 31, 1996                  MAY 31, 1995
                                  --------------------------------------------
                                                   (unaudited)

REVENUES:
  Electricity sales             US$         2,447          US$            373
  Construction delay fee                      403                          -
                                   -------------------       ------------------
                                            2,850                         373

OPERATING COSTS AND EXPENSES:
  Costs of sales                            1,997                         309
  Development, selling, general and
  administrative expenses                   3,405                       4,664
                                   -------------------       ------------------

  TOTAL OPERATING COSTS AND EXPENSES        5,402                       4,973
                                   -------------------       ------------------

OPERATING LOSS                             (2,552)                     (4,600)

OTHER INCOME:
  Interest income                           3,715                       5,607
  Interest expense                           (322)                         -
  Equity in earnings of affiliate             252                          41
                                   -------------------       ------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                       1,093                       1,048

  Income taxes                                202                          -
  Minority interest                           (19)                         55
                                   -------------------       ------------------

NET INCOME                      US$           910         US$             993
                                   -------------------       ------------------

NET INCOME PER SHARE            US$          0.06        US$             0.06
                                   ===================       ==================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUES AND SHARE AMOUNTS)


                                         AS OF                      AS OF
                                     MAY 31, 1996             NOVEMBER 30, 1995
                                 ------------------        ---------------------
                                     (unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     US$     105,997         US$          125,684
  Investments - held-to-maturity         15,041                       41,609
  Investments - available-for-sale       14,889                        2,995
  Accounts receivable from related        2,438                          463
   parties
  Interest receivable                        90                          293
  Inventory                                 787                           31
  Prepaid expenses and other current      1,712                          422
   assets
                                 ------------------        ---------------------

  TOTAL CURRENT ASSETS                  140,954                      171,497

PROPERTY, PLANT AND EQUIPMENT:
  Electric generating facilities         52,736                        6,468
  Equipment, furniture and leasehold      2,018                        1,233
   improvements
  Accumulated depreciation and           (1,403)                        (665)
   amortization
  Construction in progress               64,305                       39,555
                                 ------------------        ---------------------

  TOTAL PROPERTY, PLANT AND             117,656                       46,591
   EQUIPMENT, NET

OTHER ASSETS:
  Project development costs                 725                        1,083
  Investment in and advances to           2,401                        2,566
   affiliate
  Notes receivable                        9,901                        7,500
  Deposits and other assets                 682                          634
                                 ------------------        ---------------------

  TOTAL OTHER ASSETS                     13,709                       11,783
                                 ------------------        ---------------------

TOTAL                         US$       272,319         US$           229,871
                                 ==================        =====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUES AND SHARE AMOUNTS)

                                         AS OF                      AS OF
                                        MAY 31, 1996           NOVEMBER 30, 1995
                                     ------------------     --------------------
                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - The AES         US$     1,265       US$            214
   Corporation
  Accounts payable and accrued              10,907                    1,967
   expenses
  Payable for repurchase of shares              -                    10,011
  Payable for investment purchase               -                     2,995
  Loans from minority shareholders -         1,181                      351
   current portion
  Notes payable                              1,180                    1,000
                                     ------------------     --------------------

  TOTAL CURRENT LIABILITIES                 14,533                   16,538

LONG-TERM LIABILITIES:
  Deferred income taxes                        202                       -
  Loans from minority shareholders          33,646                    6,666
                                     ------------------     --------------------

  TOTAL LONG-TERM LIABILITIES               33,848                    6,666

MINORITY INTEREST                           37,020                   19,082

COMMITMENTS AND CONTINGENCIES                   -                        -

SHAREHOLDERS' EQUITY:
  Class A Common Stock - par value
   $0.01 per share (50,000,000 shares
   authorized; 10,216,000 shares issued)       102                      102
  Class B Common Stock - par value
   $0.01 per share (50,000,000 shares
   authorized; 7,500,000 shares issued
   and outstanding)                             75                       75
  Additional paid-in capital               201,762                  201,762
  Retained earnings                          2,677                    1,767
  Cumulative translation adjustment            105                      250
  Treasury stock, at cost
   (2,081,900 shares at May 31, 1996
   and 1,912,600 shares at
   November 30, 1995, of
   Class A Common Stock)                   (17,803)                 (16,371)
                                     ------------------     --------------------

  TOTAL SHAREHOLDERS' EQUITY               186,918                  187,585
                                     ------------------     --------------------

TOTAL                             US$      272,319       US$        229,871
                                     ==================     ====================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                    SIX MONTHS
                                                      ENDED
                                    MAY 31, 1996                MAY 31, 1995
                                ------------------------------------------------
                                                   (UNAUDITED)

NET CASH PROVIDED BY /
USED IN) OPERATING ACTIVITIES  US$         (953)       US$          1,105


CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions and loans from
  minority shareholders                   5,155                     4,000
Proceeds from note payable                  180                        -
Repurchase of Class A Common Stock      (11,443)                   (3,305)
                                  ---------------------      -------------------

NET CASH PROVIDED BY /
(USED IN) FINANCING ACTIVITIES           (6,108)                      695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments      (34,082)                 (124,649)
Proceeds from the sale/maturity of
  investments                            45,761                   168,565
Purchase of building, equipment,
  leaseholds and
  construction in progress              (20,782)                   (1,525)
Investment and advances to affiliate         -                     (1,291)
Recoupment of investment from affiliate     447                        -
Investment in note receivable            (2,401)                       -
Project development costs and other
  assets                                 (1,569)                     (686)
                                   ---------------------     -------------------

NET CASH PROVIDED BY /
(USED IN)  INVESTING ACTIVITIES         (12,626)                   40,414
                                   ---------------------     -------------------

INCREASE / (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (19,687)                   42,214

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD                     125,684                    95,486
                                   ---------------------     -------------------

END OF PERIOD                   US$     105,997          US$      137,700
                                   =====================     ===================


                 See Notes to Consolidated Financial Statements

SUPPLEMENTARY DISCLOSURE:
------------------------
In April 1996, the Company's joint venture partner in Jiaozuo Wan Fang contributed capital and shareholder loans of $38.5 million in the form of land use rights, construction-in-progress, equipment and receivables, net off accounts payable.

                          AES CHINA GENERATING CO. LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   GENERAL AND BASIS OF PRESENTATION

AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). The Company is a controlled affiliate of The AES Corporation ("AES"). As of May 31, 1996, AES owned approximately 48% of the outstanding common stock of the Company.

The consolidated financial statements include the accounts of AES Chigen and its subsidiaries. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated. During the second quarter of 1996, the Company acquired controlling interest in Jiaozuo Wan Fang Power Company Limited ("Jiaozuo Wan Fang") for cash which approximated the fair value of net tangible assets acquired. The acquisition was accounted for as a purchase.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months and six months ended May 31, 1996 and 1995 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at May 31, 1996 and November 30, 1995 and the reported amounts of revenues and expenses during the three months and six months ended May 31, 1996 and 1995. Actual results could differ from those estimates.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (the "Annual Report"). This Quarterly Report on Form 10-Q should be read in conjunction with such Annual Report.

2.   NOTE RECEIVABLE

In May 1996, Jiaozuo Wan Fang, one of subsidiaries of the Company provided a loan in the amount of approximately $2.4 million to Henan Electric Power Corporation for the construction of the associated interconnection facility of the Jiaozuo Wan Fang project. The loan bears interest at 15.3% per annum. The principal and interest are repayable in 15 installments, commencing on December 1, 1997.

3.   INCOME TAXES

Deferred income taxes relate principally to accelerated depreciation methods used and certain other expenses which are deducted for income tax purposes in the PRC, but not for financial reporting purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

4.   COMMITMENTS AND CONTINGENCIES

On April 29, 1996, the Company committed to invest in Jiaozuo Wan Fang $37.8 million in the form of equity investment and $68.6 million in the form of a shareholder loan. To date, the Company has invested all the committed equity requirement to the joint venture.


ITEM 2.   DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

GENERAL

In December 1993, AES purchased 7.5 million shares of the Company's Class B common stock and in March and April 1994, the Company completed an initial public offering of 10.2 million shares of its Class A common stock. The net proceeds of the sale of the Class A and Class B common stock, after underwriting commissions and discounts and the expenses of the offering, were approximately $202 million.

In October 1994, the Company funded Hunan Xiangci-AES Hydro Power Company Ltd. (Xiangci-AES). Xiangci-AES was established to build, own and operate a 26.2 MW hydroelectric facility. Since the acquisition date, 5.2 MW has been in operation. Unit 1 (10.5 MW) of the expansion facility commenced operation on May 29, 1996. Unit 2 (10.5 MW) of the expansion facility is currently expected to be completed towards the end of the Company's third fiscal quarter of 1996. The completion of the expansion facility has been delayed for several months due to technical problems with equipment and installation. Pursuant to an agreement with the contractor, AES Chigen is now actively participating in the construction management and the Hunan Provincial Hydro Bureau is assisting in the completion of the outstanding construction work. The Company was entitled to construction delay payments from the contractor through March 11, 1996 to compensate for the loss of generation.

In March 1995, the Company funded Yangchun Fuyang Diesel Engine Power Co. Ltd. ("Yangchun Fuyang"). Yangchun Fuyang was established to build, own and operate two phases of a 15.1 megawatt diesel engine facility. The first phase of the facility, consisting of 8.6 MW, has been in operation since the acquisition date, and the second phase, consisting of 6.5 MW, commenced operations on April 9, 1996 after completing its 72-hour reliability test.

In May 1995, Wuxi-AES-CAREC Gas Turbine Power Company Ltd. ("Wuxi-AES-CAREC") was established to build, own and operate two 24 MW gas turbines and Wuxi-AES-Zhonghang Power Company Ltd. ("Wuxi-AES-Zhonghang") was established to build, own and operate a heat recovery steam generator with a 15 MW steam turbine. The gas turbine facility commenced commercial operations after having successfully completed its 14-day reliability test and consecutive 96-hour run on March 10, 1996. The additional 15 MW steam turbine facility is currently under commissioning and is expected to commence operations towards the end of the Company's third fiscal quarter of 1996.

In December 1995, the Company announced the funding of Sichuan Fuling Aixi Power Company Limited ("Fuling Aixi"). Fuling Aixi was organized to construct, own and operate a mine-mouth, coal fired facility with a net 45 megawatt generating capacity in Fuling Prefecture, Sichuan Province. Construction of the facility commenced in February 1996 and is currently expected to be completed in mid 1998.

In April 1996, the Company announced to fund a total of $106 million in the form of equity contribution and shareholder loan in Jiaozuo Wan Fang Power Company Limited ("Jiaozuo Wan Fang"). Jiaozuo Wan Fang, a cooperative joint venture, was organized to build, own and operate a 250 MW pulverized coal-fired power plant located in Jiaozuo City, Henan Province. The Company owns a 70% share interest in the joint venture. The remaining 30% is held by Jiaozuo Aluminum Mill ("JAM"). A portion of the electricity generated by the joint venture will be sold to JAM and the remainder will be sold to the Henan Electric Power Corporation. Construction is underway with completion of Unit 1 targeted for the second half of 1997 and completion of Unit 2 scheduled for mid 1998.

In July 1996, a non-interest bearing loan in the amount of $7.5 million provided to China Power International Holding Limited ("CPIL") which was made in connection with Wuhu Shaoda Electric Power Development Company ("Wuhu Shaoda"), a joint venture to develop, construct and own a 250 MW coal-fired facility in Anhui Province, was converted to an equity contribution by the Company to the Wuhu Shaoda project. Prior to the conversion, Wuhu Shaoda closed syndication of a $65 million term loan facility. The term loan facility, which was provided by nine banks led by CCIC Finance Limited, will be eligible for drawdown upon satisfaction of certain conditions precedent which include the final documentation of an $18 million subordinated loan AES Chigen has committed to provide to the project. The Company expects that the conditions precedent to drawdown will be met within the Company's third fiscal quarter of 1996. The facility is currently under construction; the first 125 MW unit is expected to be operational in the last fiscal quarter of 1996 with the second 125 MW unit commencing operations in mid-1997.

The Company has also initialed or signed several joint venture contracts which become effective under Chinese law following receipt of certain required governmental approvals. These joint venture contracts are also subject to the satisfaction or waiver of certain significant conditions precedent specified in the joint venture contracts (including negotiation and execution of several major project contracts) and, in some instances, require that the parties re-execute the joint venture contracts to demonstrate their determinations that the conditions precedent have been satisfied.

The required governmental approvals have not been obtained for any of the Company's joint venture contracts, except the Company's six projects which are currently in operation or under construction, and receipt of such approvals is uncertain. There can be no assurance that the governmental approvals will be received, that the conditions precedent will be satisfied or that the projects will be completed. Certain of the conditions involve subjective determinations by one or more parties that, by their terms, permit the parties to exercise considerable discretion in making such determinations. It is therefore possible that the Company may not proceed with one or more, or any, of the projects for -which joint venture contracts have been initialed or signed but which the Company has not yet funded. Until the required governmental approvals have been obtained and all conditions precedent satisfied or waived, the Company regards the initialing or signing of a joint venture contract as being a preliminary step in the development of an electric power generation project.

RESULTS OF OPERATIONS

REVENUES AND COSTS OF SALES

Total revenues increased from approximately $0.2 million to $2.4 million from the second quarter of 1995 to the second quarter of 1996. Costs of sales increased from approximately $0.1 million to $1.8 million from the second quarter of 1995 to the second quarter of 1996. The increases in revenues and costs of sales were primarily due to the commencement of operations of the Wuxi-AES-CAREC facility.

Total revenues increased from approximately $0.4 million to $2.9 million from the six months ended May 31, 1995 to the six months ended May 31, 1996. Costs of sales increased from $0.3 million to $2.0 million from the first six months of 1995 to the same period of 1996. The increases in revenues and costs of sales were due to the commencement of operations of Wuxi-AES-CAREC facility. In addition, an increase in revenues was generated in the first six months ended May 31, 1996 due to the payment of a construction delay fee of $0.4 million paid by the contractor of the Xiangci-AES expansion facility directly to AES Chigen.

Since the operation of the Xiangci-AES facility largely depends upon the flow of river water, variations in seasonal conditions could have a significant impact on the financial results of the plant.

DEVELOPMENT, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Development, selling, general and administrative expenses decreased 36% or approximately $0.8 million to $1.4 million from the second quarter of 1995. For the six months ended May 31, 1996, development, selling and administrative expenses decreased 27%, or approximately $1.3 million to $3.4 million, compared to the same period of 1995.

The decreases in development, selling, general and administrative expenses for the three months and six months ended May 31, 1996 were primarily due to the capitalization of a higher proportion of development costs associated with projects which achieved financial closing during the first six months ended May 31, 1996 and the capitalization of development costs of the Wuhu Shaoda project.

INTEREST INCOME

Interest income for the first quarter of 1996 and 1995 and the six months ended May 31, 1996 and 1995 was primarily generated by income from marketable securities purchased with the proceeds received from the Company's initial public offering. Interest income decreased 40%, or approximately $1.1 million to $1.7 million from the second quarter of 1995 to the second quarter of 1996. Interest income for the six months ended May 31, 1996 decreased 34%, or approximately $1.9 million to $3.7 million compared to the corresponding period of 1995. The decreases in interest income for the three months and six months ended May 31, 1996 were primarily due to lower interest rates combined with a lower average amount of funds available for investment due to power project investments made in Wuxi-AES-CAREC, Wuxi-AES-

Zhonghang, Fuling Aixi and Jiaozuo Wan Fang as well as the repurchase of a portion of the outstanding shares of Class A common stock.

INTEREST EXPENSE

During the second quarter of 1996 and the six months ended May 31, 1996 the interest expense of approximately $0.3 million related solely to the interest on shareholder loan incurred by Wuxi-AES-CAREC. For the corresponding periods of 1995, the Company had no interest expenses.

INFLATION

Over the last few years, the PRC economy has registered high growth rates and high rates of inflation. In response, the PRC government has taken measures to curb inflation. There can be no assurance that these austerity measures alone will succeed in controlling inflation, nor that they will not result in severe dislocations in the PRC economy in general.

The Company will attempt, whenever possible, to hedge certain aspects of its projects against the effects of inflation. Generally, this will be done by structuring the energy and operations and maintenance payments in its power sales contract for a project to increase at essentially the same rates as the costs of fuel and other services and supplies in corresponding project contracts.

FOREIGN CURRENCY EXCHANGE

The Company anticipates that a portion of its costs and expenses will be incurred and that a portion of its potential equity contributions and/or loan advances may be made in Renminbi, the official currency of the PRC. The Company also anticipates that until project investments are made and such projects reach commercial operations, the majority of its revenues will be generated through interest in earnings on U.S. dollar denominated investments. Over the past ten years, the Renminbi has experienced a net devaluation against the U.S. dollar. As a result, the Company does not currently anticipate the need to hedge its projected Renminbi expenditures. Additionally, the Company believes that there is a lack of an economically efficient foreign currency hedging market based on Renminbi dollar futures, swaps and/or options. As a result, if the long-term Renminbi devaluation trend were to reverse, the Company may not be able to mitigate its exposure to potentially fluctuating exchange rates. However, the Company will monitor the availability of any financial instruments that may develop and that would permit, in the Company's opinion, economically attractive hedging strategies. In addition, the Company will attempt, whenever possible, to hedge against exchange rate fluctuations by structuring its joint venture and power purchase contracts to provide for adjustments in profit distributions and in electricity payments for changes in the Renminbi and the U.S. dollar exchange rate.

LIQUIDITY  AND  CAPITAL  RESOURCES

At May 31, 1996, cash and cash equivalents totaled approximately $106 million, as compared to $125.7 million at the beginning of the fiscal year. The $19.7 million decrease in cash resulted from $1 million net cash used in operating activities, $6.1 million used in financing activities and $12.6 million used in investing activities. Net cash used in financing activities reflected settlements of purchases of Class A common stock made by the Company just prior to year end 1995 and additional purchases during the first six months of 1996, partially offset by equity contributions and loans from minority shareholders to the Company's consolidated subsidiaries. Net cash used in investing activities, due primarily to both the purchase of short-term investments of $34.1 million, funding project development costs and other assets of $1.6 million, providing a loan of $2.4 million and investments in projects represented primarily by $20.8 million in property additions, offset in part by the proceeds from maturity of investments of $45.8 million. The investments in projects include the construction funding of the Wuxi-AES-CAREC, Wuxi-AES-Zhonghang, Fuling Aixi and Jiaozuo Wan Fang.

The Company has committed to invest approximately $197 million in the six projects which are currently in operation or under construction. As of May 31, 1996, the Company has injected approximately $82 million of the $197 million committed in the form of equity contributions and loans to Wuxi-AES-CAREC, Wuxi-AES-Zhonghang, Fuling Aixi, Jiaozuo Wan Fang and Wuhu Shaoda projects. The Company intends to pursue the development, acquisition, ownership and operation of additional electric power generation and related facilities in China and to repurchase additional Class A common stock on a limited basis depending upon market prices thereof and expectations on timing and need for future equity contributions and loans to projects. The Company expects to have sufficient liquidity to fund through 1997 its project equity and shareholder loan commitments entered into to date, to pursue the development of additional projects, to repurchase additional Class A common stock and for general corporate purposes from available cash and cash equivalents and investments currently on hand, from investment earnings on the balance of invested cash and from project dividends and loan repayments.

If the Company is successful in developing or acquiring an interest or interests in additional electric power generation projects (and there can be no assurance that it will be successful), the Company will be required to make equity contributions or advance loans to such projects in order to fund all or a portion of related construction or acquisition costs. The Company believes that its available capital will not be sufficient to make equity contributions or advance loans to one or more of the projects for which it has signed or initialed joint venture contracts, or to one or more other projects which the Company is actively pursuing, if they are successfully developed (or in one or more projects with similar capital requirements). If one or more of the proposed projects is successfully developed, and in any event after 1997 in connection with its existing commitments, the Company will be required to raise debt or additional equity to meet funding requirements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual General Meeting of Shareholders was held on Wednesday, April 3, 1996.

c.(i) The Company's Bye-laws provide that the Board of Directors consists of two classes, the Class A Directors and the Class B Directors. At the Annual General Meeting, the holders of Class A common stock elected the Class A Directors and the holders of Class B common stock elected the Class B Directors, each for a term of one year and until their successors have been elected and shall have qualified.

Nine directors were elected at the 1996 Annual General Meeting, four Class A Directors and five Class B Directors, each by a majority of the votes cast for such director, as follows:

Class A Directors:
-----------------

     (1)  William Dykes: 6,747,031 votes for, 9,700 votes abstaining;

     (2)  Xiliang Feng: 6,747,331 votes for, 9,400 votes abstaining;

     (3)  Dr. Victor Hao Li: 6,747,731 votes for, 9,000 votes abstaining; and

     (4)  William H. Taft, IV: 6,747,431 votes for, 9,300 votes abstaining.

Class B Directors:
-----------------
     (1)  Roger W. Sant: 7,500,000 votes for;

     (2)  Dennis W. Bakke: 7,500,000 votes for;

     (3)  Robert F. Hemphill, Jr.: 7,500,000 votes for;

     (4)  Thomas Tribone: 7,500,000 votes for; and

     (5)  Thomas I. Unterberg: 7,500,000 votes for.

c.(ii) A proposal (designated Item 2 and set forth in the Company's Proxy Statement), adopted by the Board of Directors, to approve the Company's Profit Sharing and Stock Ownership Plan was approved by a majority of the votes cast by the holders of the Company's Common Stock: 6,713,556 votes for; 33,843 votes against; and 20,200 votes abstained.

c.(iii) A proposal (designated Item 3 and set forth in the Company's Proxy Statement), recommended by the Board of Directors, to appoint Deloitte Touche Tohmatsu to serve as independent auditors of the Company for the fiscal year ending November 30, 1996 and to authorize the Board of Directors to fix their fee was approved by a majority of the votes cast by the holders of the Company's Common Stock: 6,838,683 votes for; 4,750 votes against; and 2,030 votes abstained.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS

         EXHIBIT
         NUMBER              DOCUMENT
         -------             --------

         10.26* Cooperative Joint Venture Contract to Establish Jiaozuo Wan Fang Power Company Limited dated March 27, 1996 between Jiaozuo Power Partners, L.P. and Jiaozuo Aluminum Mill

         10.27* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill

         10.28* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and AES China Power Holding Co. (L), Ltd.

         10.29*               Power  Purchase and Sale Contract  dated April 26,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Jiaozuo Aluminum Mill

         10.30*               Power  Purchase and Sale Contract  dated April 25,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Henan Electric Power Corporation

         10.31                Assignment and Assumption Contract dated April 26,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Jiaozuo Aluminum Mill

         11                   Consolidated  Statements Regarding  Computation of
                              Earnings Per Share

b.   Reports on Form 8-K

     None.


----------
* Confidential treatment has been requested for certain information identified in this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AES China Generating Co. Ltd.
                                         -----------------------------
                                         (Registrant)


July 15, 1996                            /s/ Jeffery A. Safford
-------------                            -----------------------------
Date                                     Jeffery A. Safford
                                         Vice President
                                         Chief Financial Officer and Secretary

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER              DOCUMENT
         -------             --------

         10.26* Cooperative Joint Venture Contract to Establish Jiaozuo Wan Fang Power Company Limited dated March 27, 1996 between Jiaozuo Power Partners, L.P. and Jiaozuo Aluminum Mill

         10.27* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill

         10.28* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and AES China Power Holding Co. (L), Ltd.

         10.29*               Power  Purchase and Sale Contract  dated April 26,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Jiaozuo Aluminum Mill

         10.30*               Power  Purchase and Sale Contract  dated April 25,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Henan Electric Power Corporation

         10.31                Assignment and Assumption Contract dated April 26,
                              1996  between   Jiaozuo  Wan  Fang  Power  Company
                              Limited and Jiaozuo Aluminum Mill

         11                   Consolidated  Statements Regarding  Computation of
                              Earnings Per Share

b.   Reports on Form 8-K

     None.


----------
* Confidential treatment has been requested for certain information identified in this document.