Form 10-Q/A
period 1996-05-31
AES CHINA GENERATING CO LTD
filed 1996-11-20
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996
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








                                 AMENDMENT NO. 1





         The undersigned Registrant hereby amends, as set forth in the pages attached hereto, its Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996:

         The Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996 is hereby amended to file revised versions of Exhibits 10.28,
10.29 and 10.30 for which  Registrant  has  requested  that the  Securities  and
Exchange Commission grant confidential treatment for certain information identified therein. The amended versions of such exhibits are attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AES China Generating Co. Ltd.
                                        -----------------------------
                                        (Registrant)



October 17, 1996                        /s/ Jeffery A. Safford
----------------                        -----------------------------
Date                                    Vice President
                                        Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT                                                            SEQUENTIALLY
NUMBER                DOCUMENT                                     NUMBERED PAGE
------                --------                                     -------------

10.28* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and AES China Power Holding Co.(L), Ltd.

10.29*            Power  Purchase and Sale  Contract  dated April
                  26, 1996 between Jiaozuo Wan Fang Power Company
                  Limited and Jiaozuo Aluminum Mill

10.30* Power Purchase and Sale Contract dated April 25, 1996 between Jiaozuo Wan Fang Power Company
                  Limited and Henan Electric Power Corporation

















----------------
* Confidential treatment has been requested for certain information indentified in this exhibit.