Form 10-Q
period 1996-08-31
AES CHINA GENERATING CO LTD
filed 1996-11-20
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                            3/F., Golden Bridge Plaza
                             #1 Jianguomenwai Avenue
                   Beijing 100020, People's Republic of China
                     (Address of principal executive office)

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

                             Yes  X         No

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of October 14, 1996.

            8,134,100 shares of Class A Common Stock, $.01 par value. 7,500,000 shares of Class B Common Stock, $.01 par value.

                          AES CHINA GENERATING CO. LTD.


                                      INDEX


                        PART I.    FINANCIAL INFORMATION               Page No


Item 1.           Consolidated Financial Statements:

                  Consolidated Statements of Operations.................. 3

                  Consolidated Balance Sheets.............................5

                  Consolidated Statements of Cash Flows...................7

                  Notes to Consolidated Financial Statements..............8

Item 2.            Discussion and Analysis of Financial Condition
                     and Results of Operations...........................11



                           PART II. OTHER INFORMATION


Item 3.           Legal Proceedings............................  Not Applicable

Item 4.           Submission of Matters to a Vote of
                   Security Holders ............................ Not Applicable

Item 5.           Other Information ............................ Not Applicable

Item 6.           Exhibits and Reports on Form 8-K ......................17

                  Signatures.............................................19

                                     PART I

Item 1.  Consolidated Financial Statements


                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 Three Months
                                                                     Ended
                                                   August 31, 1996            August 31, 1995
                                                  --------------------------------------------
                                                                  (unaudited)
REVENUES:
    Electricity sales                               US$       4,106           US$         543
    Construction delay fee                                       (3)                        -
                                                  -------------------       ------------------
    Total revenues                                            4,103                       543

OPERATING COSTS AND EXPENSES:
    Costs of sales                                            1,870                       187
    Development, selling, general and
    administrative expenses                                   1,824                     2,256
                                                  -------------------       ------------------
    Total operating costs and expenses                        3,694                     2,443
                                                  -------------------       ------------------

OPERATING INCOME / (LOSS)                                       409                    (1,900)

OTHER INCOME / (EXPENSE):
   Interest income                                            1,286                     2,453
   Interest expense                                            (357)
                                                                                            -
   Equity in earnings of affiliate                              189                        61
                                                  -------------------       ------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                         1,527                       614

    Income taxes                                                253
                                                                                            -
    Minority interest                                           237                        38
                                                  -------------------       ------------------

NET INCOME                                          US$       1,037          US$          576
                                                  -------------------       ------------------

NET INCOME PER SHARE                                US$        0.06          US$         0.03
                                                  ===================       ==================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  Nine Months
                                                                     Ended
                                                   August 31, 1996            August 31, 1995
                                                  --------------------------------------------
                                                                  (unaudited)
REVENUES:
    Electricity sales                         US$             6,553     US$               916
    Construction delay fee                                      400                         -
                                                  -------------------       ------------------
    Total revenues                                            6,953
                                                                                          916

OPERATING COSTS AND EXPENSES:
    Costs of sales                                            3,867                       496
    Development, selling, general and
    administrative expenses                                   5,229                     6,920
                                                  -------------------       ------------------
    Total operating costs and expenses                        9,096                     7,416
                                                  -------------------       ------------------

OPERATING LOSS                                               (2,143)                   (6,500)

OTHER INCOME / (EXPENSE):
   Interest income                                            5,001                     8,060
   Interest expense                                            (679)                        -
   Equity in earnings of affiliate                              441                       102
                                                  -------------------       ------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                         2,620                     1,662

    Income taxes
                                                                455                         -
    Minority interest                                           218                        93
                                                  -------------------       ------------------

NET INCOME                                    US$             1,947     US$             1,569
                                                  -------------------       ------------------

NET INCOME PER SHARE                          US$              0.12     US$              0.09
                                                  ===================       ==================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)

                                                                      As of                      As of
                                                                 August 31, 1996           November 30, 1995
                                                                ------------------        ---------------------
                                                                   (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                             US$            92,043     US$                125,684
    Investments - held-to-maturity                                        6,657                         41,609
    Investments - available-for-sale                                      5,911                          2,995
    Accounts receivable from related parties                              4,179                            463
    Interest receivable                                                     139                            293
    Inventory                                                               956                             31
    Prepaid expenses and other current assets                             1,530                            422
                                                                ------------------        ---------------------

    Total current assets                                                111,415                        171,497

Property, Plant and Equipment:
    Electric generating facilities                                       59,303                          6,468
    Equipment, furniture and leasehold improvements                       2,260                          1,233
    Accumulated depreciation and amortization                            (2,221)                          (665)
    Construction in progress                                             74,442                         39,555
                                                                ------------------        ---------------------

    Total property, plant and equipment, net                            133,784                         46,591

Other Assets:
    Project development costs                                               892                          1,083
    Investments in and advances to affiliates                            19,185                          2,566
    Note receivable                                                       4,214                          7,500
    Deposits and other assets                                               812                            634
                                                                ------------------        ---------------------

    Total other assets                                                   25,103                         11,783
                                                                ------------------        ---------------------


TOTAL                                                     US$           270,302     US$                229,871
                                                                ==================        =====================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)

                                                                               As of                       As of
                                                                          August 31, 1996            November 30, 1995
                                                                         ------------------         --------------------
                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - The AES Corporation                         US$               1,747     US$                  214
    Accounts payable                                                                 1,817                          537
    Payable for repurchase of shares                                                     -                       10,011
    Payable for investment purchase                                                      -                        2,995
    Accrued liabilities                                                              1,372                        1,430
    Accrued liabilities for construction                                             7,618                            -
    Loans from minority shareholders - current portion                               1,365                          351
    Notes payable                                                                      481                        1,000
                                                                         ------------------         --------------------
    Total current liabilities                                                       14,400                       16,538

Long-Term Liabilities:
    Deferred income taxes                                                              455                         -
    Loans from minority shareholders                                                33,982                        6,666
                                                                         ------------------         --------------------
    Total long-term liabilities                                                     34,437                        6,666

Minority Interest                                                                   33,345                       19,082

Commitments and Contingencies

Shareholders' Equity:
    Class A Common Stock - par value $0.01 per share (50,000,000 shares authorized; 1995-10,216,000 shares issued;
      1996-8,134,100 shares issued and outstanding after deducting
      retirement of treasury stock)                                                     81                          102

    Class B Common Stock - par value $0.01 per share
    (50,000,000 shares authorized; 7,500,000 shares issued
    and outstanding)                                                                    75                           75

    Additional paid-in capital                                                     183,980                      201,762

    Retained earnings                                                                3,714                        1,767

    Cumulative translation adjustment                                                  270                          250

    Treasury stock, at cost
    (1,912,600 shares at November 30, 1995, of  Class A
      Common Stock)                                                                      -                      (16,371)
                                                                         ------------------         --------------------
    Total shareholders' equity                                                     188,120                      187,585
                                                                         ------------------         --------------------

TOTAL                                                              US$             270,302     US$              229,871
                                                                         ==================         ====================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Nine Months Ended
                                                                  August 31, 1996             August 31, 1995
                                                                ------------------------------------------------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  US$              1,947       US$             1,569
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                             1,321                         348
   Provision for deferred taxes                                                455                           -
   Minority interest                                                           218                          93
   Equity in earnings of affiliates                                           (441)                       (102)
   Dividend from affiliate                                                     447
   Change in assets and liabilities:
      Accounts receivable from related parties                              (3,373)                       (748)
      Interest receivable                                                      246                         369
      Inventory, prepaid expenses and other current assets                  (1,851)                        126
      Deposits                                                                 (90)                        (98)
      Accounts payable and accrued expenses                                  2,755                        (206)
                                                                ---------------------        -------------------
Net cash provided by operating activities                                    1,634                       1,351

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions and loans from minority shareholders                           1,117                       4,000
Proceeds from note payable                                                     481                           -
Repayment of note payable                                                   (1,000)                          -
Repurchase of Class A common stock                                         (11,443)                     (3,793)
                                                                ---------------------        -------------------
Net cash provided by/ (used in) financing activities                       (10,845)                        207

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and construction in progress                         (37,552)                    (11,848)
Purchase of short-term investments                                         (38,082)                   (156,719)
Proceeds from the sale/ maturity of investments                             67,123                     191,479
Investments in and advances to affiliates                                   (8,500)                     (1,250)
Project development costs and other assets                                  (3,205)                       (923)
Investment in note receivable                                               (4,214)                          -
                                                                ---------------------        -------------------
Net cash provided by/ (used in) investing activities                       (24,430)                     20,739
                                                                ---------------------        -------------------
Increase / (decrease) in cash and cash equivalents                         (33,641)                     22,297

CASH AND CASH EQUIVALENTS,
Beginning of period                                                        125,684                      95,486
                                                                ---------------------        -------------------
End of period                                               US$             92,043      US$            117,783
                                                                =====================        ===================

                 See Notes to Consolidated Financial Statements

Supplementary Disclosure:
--------------------------
In April 1996, the Company's joint venture partner in Jiaozuo Wan Fang contributed capital and shareholder loans of $38.4 million in the form of land use rights, construction-in-progress, equipment and receivables, net of accounts payable.

                          AES CHINA GENERATING CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General and Basis of Presentation

AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). The Company is an effectively controlled affiliate of The AES Corporation ("AES"). As of August 31, 1996, AES owned approximately 48% of the outstanding common stock of the Company.

The consolidated financial statements include the accounts of AES Chigen and its subsidiaries. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated. In the second quarter of 1996, a subsidiary of the Company acquired a controlling interest in Jiaozuo Wan Fang Power Company Limited ("Jiaozuo Wan Fang") for cash which approximated the fair value of net tangible assets acquired. The acquisition was accounted for as a purchase.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months and nine months ended August 31, 1996 and 1995 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at August 31, 1996 and November 30, 1995 and the reported amounts of revenues and expenses during the three months and nine months ended August 31, 1996 and 1995. Actual results could differ from those estimates.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (the "Annual Report"). This Quarterly Report on Form 10-Q should be read in conjunction with such Annual Report.

2.       Investments in and Advances to Affiliates

The Company's investments in and advances to affiliates consists of a 25% ownership interest in Yangchun Fuyang Diesel Power Co. Ltd. and, from August 1996, a 25% ownership interest in Wuhu Shaoda Electric Power Development Company Ltd. ("Wuhu Shaoda") and a subordinate loan to the project.

3.       Note Receivable

In August 1995, the Company provided a non-interest bearing loan in the amount of $7.5 million to China Power International Holding Limited to develop and invest in Wuhu Shaoda with a condition that the loan will convert to a minority equity investment in the project upon obtaining approvals from the PRC government. In August 1996, the loan successfully converted to a minority equity investment in the project.

As of August 31, 1996, Jiaozuo Wan Fang had provided a loan in the amount of $4.2 million to Zhongyuan Trust and Investment Company for the purpose of providing a loan to Henan Electric Power Corporation for the construction of interconnection and transmission facilities.

4.       Loans from Minority Shareholders

As of August 31, 1996 loans from minority shareholders included a loan in the amount of $24.7 million from Jiaozuo Aluminum Mill to Jiaozuo Wan Fang. The total commitment amounts to $29.3 million. The loan is unsecured and bears interest at 15.3% per annum and a service fee to the lender at 3% per annum. The loan is divided into two tranches in equal amount. Interest on the first tranche of the loan is payable quarterly in arrears following commercial operation of unit one. Interest on the second tranche of the loan is payable quarterly in arrears following commercial operation of unit two. Principal of the first tranche is repayable in 27 quarterly installments beginning January 1, 1998 and the payment of the second tranche is payable in 25 quarterly installments beginning July 1, 1998.

5.       Commitments and Contingencies

During the nine months ended August 31, 1996, the Company through its wholly-owned subsidiary, AES China Holding Company (L) Limited, committed to invest an aggregate of $18.0 million in the form of a subordinated term loan to Wuhu Shaoda. As of August 31, 1996, $9.1 million of the committed term loan was advanced to the joint venture.

In April 1996, Wuhu Shaoda entered into a $65.0 million syndicated senior loan agreement with a group of nine banks ("lenders") to finance the construction of the power plant. As a condition to the extension of the facility, AES China Holding Company (L) Limited, and the other joint venture partners (together referred to as "Partners"), entered into an undertaking and subordination deed with the lenders and Wuhu Shaoda whereby, the Partners committed to fund any construction cost overrun and working capital deficit of the project in proportion to each Partner's respective equity contribution percentage in the joint venture up to $6.0 million.

In April 1996, the Company committed to invest an aggregate of $68.3 million in the form of shareholder loans to Jiaozuo Wan Fang. In October 1996 the Company funded $20.0 million of its shareholder loan commitment. As of August 31, 1996, Jiaozuo Wan Fang had an outstanding commitment to provide a loan of $5.7 million to Zhongyuan Trust and Investment Company for the purpose of providing a loan to Henan Electric Power Corporation for the construction of interconnection and transmission facilities.

6.       Income Taxes

As of August 31, 1996, a deferred tax liability amounting to approximately $0.5 million was provided for, mainly for timing differences arising from deferred expenses and accelerated depreciation of property, plant and equipment under the PRC tax rules.

7.       Subsequent Events

In September 1996, Chengdu AES-Kaihua Gas Turbine Power Company Ltd., a joint venture, was established to construct, own and operate a 48MW natural gas-fired power plant in Chengdu City, Sichuan Province. The Company has a 35% ownership interest in the project and has committed to invest an aggregate of approximately $18.0 million in the form of equity contributions and shareholder loans to the joint venture.

In October 1996, Anhui Liyuan-AES Power Company Ltd. and Hefei Zhongli Energy Company Ltd., two cooperative joint ventures, were established to construct, own and operate a 115.2MW combined cycle power plant in Hefei, Anhui Province. The Company has a 70% ownership interest in the projects and has committed to invest an aggregate of approximately $37.0 million in the form of equity contributions and shareholder loans to these two joint ventures.

Item 2.       Discussion and Analysis of Financial Condition and Results of
              Operations


Introduction

The Company, directly and through its wholly-owned offshore subsidiaries, engages in the development, construction, operation and ownership of electric power generating facilities in the PRC by means of its participation in PRC joint venture limited liability companies to which the Company, or one of its wholly-owned subsidiaries, has made a contribution to the equity thereof ("Joint Ventures"). The Company currently owns interests in the following eight power plants with an aggregate nameplate capacity of approximately 818MW.



                                  Projects in Operation or Under Construction

                                                           Company       Company
                           Location       Capacity         Interest     Ownership
Joint Venture(s)           (Province)        (MW)            (MW)          (%)       Fuel       Status
----------------           ----------        ----            ----          ---       ----       ------
Jiaozuo Wan Fang Power     Henan                 250         175            70       Coal       Under
Company Ltd.                                                                                    construction
("Jiaozuo Wan Fang")                                                                            (first unit to
                                                                                                be in
                                                                                                operation by
                                                                                                the second
                                                                                                quarter of
                                                                                                1997;
                                                                                                second unit to
                                                                                                be in
                                                                                                operation by
                                                                                                the second
                                                                                                quarter of
                                                                                                1998)

Wuhu Shaoda Electric       Anhui                 250         62.5           25       Coal       First unit in
Power Development                                                                               operation
Company Ltd.                                                                                    (second unit
("Wuhu Shaoda")                                                                                 to be in
                                                                                                operation by
                                                                                                the second
                                                                                                quarter of
                                                                                                1997)

Anhui Liyuan-AES Power     Anhui               115.2         80.6           70       Oil        Under
Company Ltd.                                                                                    construction
("Anhui Liyuan")                                                                                (simple cycle
and Hefei Zhongli Energy                                                                        unit to be in
Company Ltd.                                                                                    operation by
("Zhongli Energy")                                                                              the third
                                                                                                quarter of
                                                                                                1997; combined
                                                                                                cycle unit to
                                                                                                be in
                                                                                                operation in
                                                                                                the second
                                                                                                quarter of
                                                                                                1998)

Wuxi-AES-CAREC Gas         Jiangsu                63         34.7           55       Oil        Simple cycle
Turbine Power Company                                                                           unit in
Ltd.                                                                                            service;
("Wuxi-AES-CAREC")                                                                              (combined
and Wuxi-AES-Zhonghang                                                                          cycle unit to
Power Co. Ltd.                                                                                  be in
("Wuxi-AES-Zhonghang")                                                                          operation by
                                                                                                the first
                                                                                                quarter of
                                                                                                1997)
Sichuan Fuling Aixi        Sichuan                50          35            70       Coal       Under
Power Company Ltd.                                                                              construction
("Fuling Aixi")                                                                                 (to be in
                                                                                                operation in
                                                                                                February 1998)

Chengdu AES-Kaihua Gas     Sichuan                48         16.8           35       Natural    Under
Turbine Power Company                                                                Gas        construction
Ltd.                                                                                            (to be in
("Chengdu AES-Kaihua")                                                                          operation in
                                                                                                the third
                                                                                                quarter of
                                                                                                1997)

Hunan Xiangci-AES Hydro    Hunan                26.2         13.4           51       Hydro      Two of three
Power Company Ltd.                                                                              units in
("Xiangci-AES")                                                                                 operation
                                                                                                (last unit to
                                                                                                be in
                                                                                                operation in
                                                                                                the fourth
                                                                                                quarter of
                                                                                                1996)

Yangchun Fuyang Diesel     Guangdong            15.1         3.8            25       Oil        In operation
Engine Power Co. Ltd.
("Yangchun Fuyang")
                                          -----------    -------------

                 TOTAL                         817.5        421.8
                                          ===========    =============

The Company is considering an investment in the Yangcheng International Power Company Limited, a project with an aggregate nameplate capacity of 2,100MW, and is considering investments in four other power projects with an aggregate nameplate capacity of 1,206MW.

The economics of any individual electric power project, once in commercial operation, are primarily a function of the tariffs to be paid and the quantity of electricity which is purchased. The Company shares in the net income of the Joint Ventures for the duration of their terms. The

Joint Ventures generate revenues through the sale of electricity to power purchasers pursuant to long term power purchase contracts. These contracts require the power purchaser to purchase and pay for minimum quantities of electricity annually or to pay for such quantities if not purchased, in either case, at prices determined according to tariff formulas set forth in the power purchase contracts. These tariff formulas are designed, based on the minimum take obligation of the power purchaser, to be sufficient to pay the operating costs and financing costs of the project and to enable the Company to realize a return on its investment.

Demand for power produced by a plant is determined by the demand for electric power in the areas which the plant serves and the degree to which the power plant is dispatched. If the plant is dispatched above the minimum quantity required to be purchased under the power purchase contract, these sales will generate additional income for the Joint Venture and enhance its profitability. If demand is significantly below the minimum level, the Joint Venture will look only to the credit of the power purchaser to pay the required amount. The Company focuses its development efforts on plants that will provide power to areas of high demand relative to existing and planned capacity.

The Company receives cash from the Joint Ventures in the form of equity distributions and payments of principal and interest on shareholder loans made by the Company or its wholly-owned subsidiaries to the Joint Ventures. In a number of cases, the Company has, or anticipates having, priority in the payment of dividends over the Chinese partners to the Joint Venture. The Company's shareholder loans rank as general obligations of the Joint Ventures, except in some instances in which third party financing has been secured or will be secured for the Joint Venture, in which case the shareholder loans generally are, or will be, subordinated to such third party debt.

Because of the significant magnitude and complexity of constructing electric power plants, construction periods generally range from one to five years, depending on the size of the power plant, the technology utilized and the location. A power plant does not produce revenues until it is completed. If construction is delayed, revenues from the power plant will be similarly delayed and perhaps, if the delay is extended, lost. Additionally, the cost of developing power plants is substantial. The Company capitalizes its development costs and seeks to recover them at the financial closing of a power plant and by amortizing them over the life of the Joint Venture. However, if a power plant under development is abandoned or not financed and completed, such development costs may be unrecoverable.

The Company's near-term revenue growth will depend in large part on the Company's ability to bring the Joint Ventures' power plants which are currently under construction into commercial operation. The Company's longer term revenue growth will depend in large part on the Company's ability to secure financing and achieve the financial closing, construction completion and commercial operation of additional projects under development. The Company believes that there are, and will be in the foreseeable future, significant shortages of electric generating capacity in the PRC, especially in many economically important and developed regions of the country. The Company believes it is well-positioned after nearly three years of operations in the PRC to continue to take advantage of opportunities in the China power market.

Results of Operations

Revenues and Costs of Sales. Total revenues increased from approximately $500,000 to $4.1 million from the third quarter of 1995 to the third quarter of 1996. Costs of sales, which include fuel, operations and maintenance expenses, depreciation and amortization increased from approximately $200,000 to $1.9 million from the third quarter of 1995 to the third quarter of 1996. The increases in revenues and costs of sales were primarily due to the commencement of operations of the Wuxi facility.

Total revenues increased from approximately $900,000 to $7.0 million from the nine months ended August 31, 1995 to the nine months ended August 31, 1996. Costs of sales, which include fuel, operations and maintenance expenses, depreciation and amortization, increased from approximately $500,000 to $3.9 million from the first nine months of 1995 to the same period of 1996. The increases in revenues and costs of sales were due primarily to the commencement of operations of Wuxi-AES-CAREC.

Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses decreased $0.5 million from $2.3 million to $1.8 million from the third quarter of 1996 to the third quarter of 1995. For the nine months ended August 31, 1996, development, selling, general and administrative expenses decreased $1.7 million from $6.9 million to $5.2 million compared with the same period in 1995.

The decreases in development, selling, general and administrative expenses for the three months and nine months ended August 31, 1996 were primarily due to the capitalization of a higher proportion of development costs associated with projects which have achieved financial closing.

Interest Income. Interest income for the third quarter of 1996 and 1995 and the nine months ended August 31, 1996 and 1995 was primarily generated by income from marketable securities purchased with the proceeds received from the Company's 1994 initial public offering. Interest income decreased $1.2 million to $1.3 million from the third quarter of 1995 to the third quarter of 1996. Interest income for the nine months ended August 31, 1996 decreased $3.1 million from $8.1 million to $5.0 million compared with the corresponding period of 1995. The decreases in interest income for the three months and nine months ended August 31, 1996 were primarily due to a lower average amount of funds available for investment due to investments in Joint Ventures, as well as the repurchase of a portion of the outstanding shares of the Company's Class A Common Stock in the beginning of fiscal 1996.

Interest Expense. During the third quarter of 1996 and the nine months ended August 31, 1996, interest expense was approximately $400,000 and $700,000, respectively, related solely to the interest on two minority shareholder loans to Wuxi-AES-CAREC. For the corresponding period in 1995, the Company had no outstanding loans.

Liquidity and Capital Resources

The Company's business requires substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its Joint Ventures. As of August 31, 1996, the Company had entered into commitments to invest a total of $204.6 million in the form of equity contributions and loans to its Joint Ventures, of which $91.8 million had been invested as of August 31, 1996. After September 1, 1996, the Company entered into commitments to provide an additional $55.0 million in equity contributions and shareholder loans to Chengdu AES-Kaihua, Liyuan-AES and Zhongli Energy. The Company expects to incur additional commitments in the future in connection with the development, acquisition, construction, ownership and operation of additional electric power plant and related facilities in China.

The Company has financed its investments to date out of the proceeds of its initial public offering in 1994. At August 31, 1996, cash and cash equivalents of the Company totaled $92.0 million. In order to meet the Company's commitment to its existing projects and fund the future investment opportunities, the Company will raise debt or additional equity. In addition, the Company expects to obtain additional funds from operating activities as more of its electric power plants become operational.

The Company and its Joint Venture partners will need to raise limited-recourse or non-recourse financing from third parties for certain large projects. The Company believes such projects will be successfully developed only if such debt is obtained.

The ability of one of the Joint Ventures, Wuhu Shaoda, to pay dividends or distribute earnings to the Company is restricted by the terms of a bank facility which has been entered into by the Joint Venture. The declaration of equity distributions by certain Joint Ventures in which the Company is not entitled to appoint a majority of the board of directors will depend on the consent of the other directors. The Company believes that neither of these restrictions is likely to have a material adverse effect on its liquidity. Also, the ability of the Joint Ventures to make payment in US dollars to lenders with respect to third party debt, to make payment in US dollars to the Company with respect to its shareholder loans to the Joint Ventures and to make equity distributions in US dollars may be subject to certain constraints.

Cash from Operations

Operating cash flows for the nine months ended August 31, 1996 were $1.6 million as compared with $1.4 million in the same period in 1995, and were primarily attributable to the commencement of operations of Wuxi, together with revenues attributable to the operations of Xiangci-AES.

Cash from Investing Activities

Cash used for investing activities of $24.4 million in the nine months ended August 31, 1996 reflects $53.4 million of cash used to purchase property, plant and equipment and other project related investments which was partially offset by cash of $29.0 million provided by short-term investments (net of purchases).

Cash from Financing Activities

During the nine months ended August 31, 1996, $10.8 million in cash was used in financing activities, which was attributable to the repurchase by the Company of shares of its Class A Common Stock, and the repayment of notes payable, partially offset by loans and contributions made to subsidiaries by minority shareholders.

Inflation

Over the last few years, the PRC economy has registered high growth rates and high rates of inflation. In response, the PRC Government has taken measures to curb inflation. These measures, along with other factors, have reduced inflation in the PRC in 1996. However, there can be no assurance that these austerity measures alone will succeed in controlling inflation, nor that they will not result in severe dislocations in the PRC economy in general.

The Company will attempt, whenever possible, to take measures to hedge its projects against the effects of inflation. Generally, this will be done by structuring the tariff formulas in its power purchase contracts to pass through increased costs resulting from inflation.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits

10.32 Equity Joint Venture Contract dated February 12, 1996 among China Power International Holdings Limited, AES China Holding Company
              (L) Ltd., Anhui Liyuan Electric Power Development Company and Wuhu Energy Development Company

10.33* Operation & Offtake Contract dated July 5, 1996 between Wuhu Shaoda Electric Power Development Company Limited and Anhui Provincial Electric Power Corporation

10.34 Undertaking and Subordination Deed dated June 26, 1996 among AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, China Power International Holding Limited, Wuhu Energy Development Company, Wuhu Shaoda Electric Power Development Company Limited and CCIC Finance Limited

10.35 Junior Subordination Agreement among China Power International Holding Limited, AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, Wuhu Energy Development Company and Wuhu Shaoda Electric Power Development Company Limited

10.36 Subordinated Insurance Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company
              (L) Limited

10.37 Subordinated Borrower Charge Over Accounts between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

10.38 Subordinated Project Contracts Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

10.39 Subordinated Mortgage Contract between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

11            Consolidated Statements Regarding Computation of Earnings Per
              Share

b.       Reports on Form 8-K

         Registrant filed a Current Report on Form 8-K, dated October 2, 1996, to provide certain cautionary statements for purposes of the "safe harbor" for forward looking statements under the Private Securities Litigation Reform Act of 1995.


-----------------------
* The Company has sought confidential treatment for certain information identified in this exhibit.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AES China Generating Co. Ltd.
                                        -------------------------------------
                                        (Registrant)



October 15, 1996                        /s/ Jeffery A. Safford
----------------                        -------------------------------------
Date                                    Jeffery A. Safford Vice
                                        President Chief Financial Officer and
                                        Secretary

EXHIBIT INDEX

Exhibit

Number                Document

10.32 Equity Joint Venture Contract dated February 12, 1996 among China Power International Holdings Limited, AES China Holding Company (L) Ltd., Anhui Liyuan Electric Power Development Company and Wuhu Energy Development Company

10.33* Operation & Offtake Contract dated July 5, 1996 between Wuhu Shaoda Electric Power Development Company Limited and Anhui Provincial Electric Power Corporation

10.34 Undertaking and Subordination Deed dated June 26, 1996 among AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, China Power International Holding Limited, Wuhu Energy Development Company, Wuhu Shaoda Electric Power Development Company Limited and CCIC Finance Limited

10.35 Junior Subordination Agreement among China Power International Holding Limited, AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, Wuhu Energy Development Company and Wuhu Shaoda Electric Power Development Company Limited

10.36 Subordinated Insurance Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

10.37 Subordinated Borrower Charge Over Accounts between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

10.38 Subordinated Project Contracts Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

10.39 Subordinated Mortgage Contract between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited

11          Consolidated Statements Regarding Computation of Earnings Per Share