Form 10-Q/A
period 1996-08-31
AES CHINA GENERATING CO LTD
filed 1996-11-27
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                         COMMISSION FILE NUMBER: 0-23148

                          AES CHINA GENERATING CO. LTD.
             (Exact name of registrant as specified in its charter)

                       BERMUDA                          98-0152612
           (State or other jurisdiction of            (IRS Employer
           incorporation or organization)           Identification No.)

                           3/F(W), GOLDEN BRIDGE PLAZA
                           #1(A) JIANGUOMENWAI AVENUE
                   BEIJING 100020, PEOPLE'S REPUBLIC OF CHINA
                     (Address of principal executive office)

                        TELEPHONE NUMBER (86 10) 65089619
              (Registrant's telephone number, including area code)








                                 AMENDMENT NO. 1





         The undersigned Registrant hereby amends, as set forth in the pages attached hereto, its Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996:

         The Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 is hereby amended to file a revised version of Exhibit 10.33, for which Registrant has requested that the Securities and Exchange Commission grant confidential treatment for certain information identified therein. The amended version of such exhibit is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AES China Generating Co. Ltd.
                                        -----------------------------
                                        (Registrant)



November 27, 1996                       /s/ Jeffery A. Safford
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