Form 10-K
period 1996-11-30
AES CHINA GENERATING CO LTD
filed 1997-02-28
CIK 916792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996
                         Commission file number 0-23148

                          AES CHINA GENERATING CO. LTD.
             (Exact name of registrant as specified in its charter)



BERMUDA                                                 98-0152612
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                          Identification No.)

3/F(W), Golden Bridge Plaza
No. 1 (A) Jianguomenwai Avenue
Beijing 100020
People's Republic of China                               Not Applicable
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: 8610-6508-9619
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

 Class A Common Stock, par value $0.01 per share (NASDAQ National Market System)

                              (Title of each class)

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X          No
                                  ----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 ---------------

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 18, 1997, was approximately $150,930,474.

         The number of shares outstanding of Registrant's Class A Common Stock, par value $0.01 per share, at February 18, 1997 was 8,171,268. The number of shares outstanding of Registrant's Class B Common Stock, par value $0.01 per share, at February 18, 1997 was 7,500,000.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business

                  (a)  General Development of Business

                  The Registrant (hereinafter referred to as the "Company" or "AES Chigen"), a Bermuda Company, is a leading independent power generation company in the People's Republic of China (the "PRC" or "China") and one of the few international developers that has successfully completed the development of electric power projects in the country. AES Chigen was founded in December 1993 by The AES Corporation ("AES") to serve as the exclusive vehicle for AES to develop, acquire, finance, construct, own and operate electric power generation facilities in the PRC. AES currently holds 48% of the equity capital of AES Chigen and AES, as the holder of all of the Company's Class B Common Stock (the "Class B Common Stock" or "AES Chigen Class B Common Stock"), has the right to elect one half of the Board of Directors of AES Chigen. Thus, AES may be deemed to control the management and operation of AES Chigen.

                  To respond to significant opportunities in China, AES, through a wholly owned subsidiary, opened an office in Hong Kong in early 1993. Following the incorporation of AES Chigen, AES purchased shares of AES Chigen Class B Common Stock for $50.0 million and, in early 1994, AES Chigen completed an initial public offering of shares of its Class A Common Stock (the "Class A Common Stock" or "AES Chigen Class A Common Stock"), which provided AES Chigen with net proceeds, after underwriting commissions and discounts, of $151.9 million.

                  Since commencing business, AES Chigen has committed $259.6 million and as of January 31, 1997 has invested $165.7 million in eight power projects in operation or under construction in the PRC, having an aggregate nameplate capacity (the full load continuous rating of a generator, prime mover or other electrical equipment under specified conditions as designated by its manufacturer) of approximately 818 megawatts ("MW") (approximately 422 MW of which is attributable to AES Chigen's interests in certain joint venture enterprises (the "Joint Ventures")). These Joint Ventures' projects include coal, oil and natural gas-fired and hydropower plants located in six different provinces in China. These projects are referred to as the "Current Projects."

                  AES Chigen plans to build upon its position as a leading independent power producer in China through the continued development of and investment in electric power projects. AES Chigen has signed joint venture contracts and is in various stages of negotiation to develop three additional power projects with an aggregate nameplate capacity of approximately 2,900 MW (approximately 805 MW of which is attributable to the Company's interests in the proposed project companies). These projects are referred to as the "Potential Projects."

                  With a presence in over 35 countries, AES is a global power company committed to supplying electricity to customers world-wide in a socially responsible way. AES, based in Arlington, Virginia, markets power principally from electric generating facilities that it develops, owns and operates. AES was one of the original entrants in the independent power market and today is one of the world's largest global power companies, based on net equity ownership of generating capacity (in megawatts) in operation or under construction.

                  The Company and AES have entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996 (the "Amalgamation Agreement"), providing for among other things the Company to become a wholly owned subsidiary of AES (the "Amalgamation"). The Amalgamation is subject to various conditions, including approval by the holders of the AES Chigen Class A Common Stock, and there can be no assurance that the Amalgamation will be consummated. Following the Amalgamation, AES Chigen would become a subsidiary of AES, and AES would be entitled to elect the entire Board of Directors of AES Chigen. AES Chigen's success in project development and the quality of construction management and operations and maintenance services provided by AES Chigen in many cases will depend to a large extent on the capabilities and expertise of AES.

                  Although the Company is not currently affected by covenants contained in various AES debt agreements (the "AES Debt Covenants"), as a result of the Amalgamation, the Company will become a subsidiary of AES and intends to comply with limitations contained in the AES Debt Covenants applicable to other AES subsidiaries. Among other things, the AES Debt Covenants would effectively limit the Company's further investment in power plant projects to funds currently held by the Company, plus the net proceeds of the 2006 Notes (as defined below) remaining after the funding of the debt service reserve accounts for the 2006 Notes. Assuming the Company makes investments equal to the full amount of its existing investment commitments to its current projects, upon consummation of the Amalgamation, a maximum amount of approximately $95.0 million would be available to fund the Company's future projects. Additional investments in future projects could only be made by other investors, including AES. After the Amalgamation, the ability of the Company to make investments in the Potential Projects would be substantially limited by the AES Debt Covenants. Accordingly, prior to the Amalgamation, the Company intends to transfer its direct ownership interests in certain of the Potential Projects to wholly owned subsidiaries, each of which, after the transfer, will be the ownership vehicle for the Company's investment in these projects. In the case of each of these projects, the consent of the Company's partners in such project and the approval of the relevant PRC Government authorities are required to effect the transfers of the Company's interests. Although the Company has no reason to believe that such consents and approvals cannot be obtained, there is no assurance that such consents and approvals can be obtained in order to permit investments in these projects to be made following the Amalgamation.

                  If the Amalgamation is not consummated or the AES Debt Covenants otherwise do not apply, the Company would expect to incur additional commitments in the future in connection with the development, acquisition, construction, ownership and operation of additional electric power plants and related facilities in China.

                  On December 19, 1996, AES Chigen completed a $180 million public offering of its 10 1/8% Notes due December 2006 (the "2006 Notes") and received net proceeds of approximately $173.9 million. Pursuant to the terms of the indenture under which the 2006 Notes were issued (the "Indenture"), AES Chigen was required to deposit approximately $27.1 million in an interim reserve account to make interest payments on the 2006 Notes through June 15, 1998, and approximately $9.1 million in a debt payment reserve. The 2006 Notes are redeemable at the option of AES Chigen on or after December 15, 2001. The 2006 Notes have been rated BB- by Standard & Poor's Rating Group and Ba3 by Moody's Investors Service. Net proceeds from the offering of the 2006 Notes will be used to fund investments in AES Chigen's Current Projects together with its investments in a portion of one or more of the Potential Projects or other future projects and for general corporate purposes. AES Chigen's ability to make investments in projects will be subject to limitations after the Amalgamation.

                  The proceeds of the Notes together with the Company's existing cash and cash equivalents are expected to be sufficient to enable it to fund its commitments to existing Joint Ventures together with its investment in a portion of one or more of its projects under development. In addition, the Company expects to obtain additional funds from operating activities (which the Company will receive as shareholder loan repayments, dividend (profit) distributions and capital repayments) as more of its electric power plants become operational. If the Amalgamation is not consummated or the AES Debt Covenants otherwise do not apply, the Company may raise additional equity or debt, if needed, to fund future investment opportunities subject to its ability to raise debt financing under certain covenants governing the 2006 Notes.

                  (b)  Financial Information About Industry Segments.

                  The Company operates in only one industry segment: independent electric power generation.

                  (c)  Narrative Description of Business.

Business Strategy

                  The Company's mission is to help meet China's need for electricity in a socially responsible manner, balancing the interests of customers, partners, communities, suppliers, investors and its people. After the Amalgamation, the Company's operations will be subject to certain limitations under the AES Debt Covenants.
The Company's business strategy focuses on:

                  Experience in the China Market. The Company currently employs 47 people in the PRC with 25 people in Beijing and 22 people in other parts of the country. The Company's principal office is in Beijing. The Company also maintains an office in Hong Kong with 22 people. This commitment to the PRC has enabled the Company to build an expertise in the China power market.

                  Diversified Project Portfolio. The Company believes that national diversification of projects in different provinces reduces the risk of being overly dependent on a single power purchaser or the demand for power in a single region. The Company's Current Projects are located in six provinces. Certain of the Company's Current Projects include smaller projects that have been developed on a rapid time schedule. These projects have enabled the Company to establish its position in the market, develop strategic relationships and generate immediate cash flow. Certain other of the Current Projects and the Potential Projects have high visibility and the support of the national government of the PRC and its various ministries, agencies and commissions ("Central Government"). These projects are expected to generate substantial cash flow following the commencement of their operation.

                  Strategic Relationships with Strong Partners. The Company believes that its presence in China, its available capital and the well-regarded reputation of AES have allowed the Company to develop strategic relationships with key Chinese partners. The Company has included ministry level companies and affiliates of provincial and local economic commissions as well as affiliates of regional, provincial and local power bureaus as partners in its Joint Ventures. These partners participate in the construction and operation of the Company's Current Projects, expedite the approval process and mitigate project construction, operation and tariff adjustment risks. Similarly, the Company will seek to develop the Potential Projects and other future projects in the PRC in cooperation with strong Chinese business partners that have comparable economic interests and a variety of complementary strengths, including business experience and political relationships.

                  In a number of cases, AES Chigen's partner in a Joint Venture controls or is affiliated with the power purchaser, contractor, operator and/or fuel supplier of the project. It is possible, in these cases, that such arrangements may result in one or more of these parties having a conflict of interest in a project, which could have an adverse effect on the Joint Ventures' operations.

                  Location in Regions of High Power Demand. The Company believes that its Current Projects and the Potential Projects are located in regions of high power demand. In the course of developing its projects, the Company carefully reviews the regional and local demand and supply for power. In addition, in the course of project development, the Company evaluates the proposed power purchaser, usually a provincial or local government power bureau, to determine its economic resources and credit profile. One important criterion for any project developed by the Company is that the tariff to be charged by the proposed project must be affordable in light of the overall rates charged in the region, while also being competitive with the cost of new electric power.

                  Some regions or cities in the PRC have experienced slower economic development in recent years. As a consequence, load growth in the PRC, while generally increasing in the country overall, has exhibited uneven development. Some of the Joint Ventures' power plants are designed to provide peaking power. Such plants are dispatched only after base load power stations have been brought on-line and reached maximum capacity. If electric power demand proves less than expected in an area, additional peak or base load power may not be required in the area or may be required at lower than expected levels. AES Chigen's Joint Ventures seek to mitigate this risk by entering into take-or-pay power purchase arrangements and by entering into dispatch contracts with PRC electric power dispatching authorities which obligate the dispatchers to dispatch the power plants at their full capacity for a minimum number of hours each year. There can be no assurance, however, that the Joint Ventures will not experience difficulty in enforcing take or pay contract obligations or such dispatch contract obligations if electric power in an area proves not to be needed by the affected power purchaser and dispatcher. The term "dispatch" refers to the schedule of production for all the generating units on a power system, which generally varies from moment to moment to match production with demand. As a verb, "dispatch" means to direct a plant to run.

                  Significant Participation in Operational Management. The Company seeks to obtain, and has obtained in the case of the Current Projects and the Potential Projects, significant rights to participate in major decisions of the project companies that own the power plants. The Company typically exerts its influence through directors appointed to the board of directors of the project companies and by appointing either the general manager of the power plants and/or a deputy general manager in charge of finance or operations for the power plants. Several of the Company's officers have significant prior experience with AES in the development and operation of power plants in other countries. The Company is also developing a core group of local managers who will be focused on constructing and operating projects in China.

                  AES's Capabilities. The Company draws on AES's people and expertise in development, construction oversight and operation of independent electric power generation projects. In particular, the Company draws on AES's extensive experience operating coal-fired power plants around the world. The Company believes this relationship has provided it with a competitive advantage in the China power market, which relies primarily on coal-fired power plants.


Principles and Practices

                  A core part of the AES Chigen culture is a commitment to "shared principles." The Company tries to adhere to these principles -- even though doing so might result in diminished or foregone opportunities.
These principles are:

                  Integrity - The Company will strive to act with integrity, or "wholeness." The Company will seek to honor its commitments. The goal is that the things people say and do in all parts of the Company should fit together with truth and consistency.

                  Fairness - The Company wants to treat fairly its people, its customers, its suppliers, its shareholders, governments and the communities in which it operates. Defining what is fair is often difficult, but the Company believes it is helpful to routinely question the relative fairness of alternative courses of action.

                  Fun - The Company desires that people employed by the Company and those people with whom the Company interacts have fun in their work. The Company's goal is to create and maintain an environment in which each person can flourish in the use of his or her gifts and skills and thereby enjoy the time spent at the Company.

                  Social Responsibility - The Company believes that the Company has a responsibility to be involved in projects that provide social benefits, such as lower costs to customers, a high degree of safety and reliability, increased employment and a cleaner environment.

                  The Company and AES seek to adhere to these principles not as a means to achieve economic success, but because adherence is a worthwhile goal in and of itself. However, if the Company and AES perceive a conflict between these principles and profits, the Company and AES will try to adhere to these principles -- even though doing so might result in diminished or foregone opportunities.


Project Specific Strategies

                  Subject to the limitations that would be imposed by the AES Debt Covenants following the Amalgamation, the Company will continue to seek, when evaluating or developing project opportunities in the PRC, to utilize project structures and contractual terms which generally have been proven to be effective in international independent power projects for reducing risks, obtaining financing and achieving commercially sound projects. The Company realizes, however, that projects in China will often differ significantly from the typical project finance model. In addition, the Company recognizes that, because foreign investment in PRC power projects is in its early stages, in order to finalize binding contractual documentation with respect to any project, the Company is sometimes required or elects to assume certain risks not typically assumed by project sponsors in an international independent power project. These risks may be associated with construction (such as completion risk), operations (such as fuel supply or transportation risks), foreign exchange convertibility and, to the extent that the Company cannot negotiate contracts that adjust its revenues for changes in exchange rates, exchange rate fluctuations. Accordingly, while the Company utilizes, where possible, the strategies summarized below, it also seeks to maintain flexibility in negotiations and to adopt alternative strategies where appropriate.

                  Long-Term Power Purchase. It is planned that each project company in which the Company invests will sell electricity under one or more long-term power purchase contracts to regional, provincial, municipal or county electric power organizations, including power bureaus and electricity management offices, or industrial customers which the Company believes will be able to perform their obligations under the power purchase contracts. It is planned that the power purchaser will be required to purchase a specified minimum amount of electricity generated by the plant during the term of the power purchase contract based on an agreed pricing formula. These tariff formulas are designed, based on the minimum take obligation of the power purchaser, to be sufficient to pay the operating expenses and the financing costs of the project and to enable the Company to realize a return on its investment. The Company attempts to negotiate power purchase contracts that contain provisions requiring the purchaser to purchase a specified minimum number of kilowatt hours ("kWh") or to make specified minimum payments even if the power is not dispatched. The Company seeks to include in its power purchase contracts incentives to encourage the purchase of additional kWh over an agreed minimum amount. The Company attempts, whenever possible, to structure changes in the revenue component of a power purchase contract to correspond, as closely as possible, to changes in operating (primarily fuel) and capital costs of a power plant and fluctuations in foreign exchange rates.

                  Construction and Equipment Procurement. The Company seeks to arrange construction and equipment procurement contracts with experienced, creditworthy international or Chinese contractors and suppliers. In a typical international independent power project one contractor assumes responsibility under a fixed-price, fixed-schedule turnkey contract for the design, engineering, equipment procurement, construction, installation, commissioning, staff training and start-up of a project. While the Company seeks this type of arrangement when possible, such a turnkey arrangement is often not available for PRC power projects. Therefore, where possible, the Company seeks to have its project companies enter into arrangements with construction and equipment procurement consortiums in which the various major responsibilities typically assumed by one turnkey contractor in the international model are allocated to individual members of the consortium. The Company seeks to negotiate contracts pursuant to which equipment suppliers and contractors agree to pay liquidated damages for delays and non-performance. The Company also attempts, where appropriate, to utilize established foreign equipment manufacturers who are able to provide warranties and service contracts for their equipment as well as to utilize proven Chinese technology from well-established Chinese equipment manufacturers. In some cases, the Company may elect to have its Joint Ventures manage the construction directly, possibly with the assistance of reputable Chinese or international engineering companies.

                  The construction of an electric power generation plant, including its ancillary facilities such as a transmission line or substation, may be adversely affected by many factors commonly associated with the construction of infrastructure projects, including shortages of equipment, materials and labor, as well as labor disputes, adverse weather conditions, natural disasters, accidents and other unforeseen circumstances and problems. Any of these could cause completion delays and cost overruns. Delays in obtaining requisite licenses, permits or approvals from government agencies or authorities could also increase the cost or delay or prevent the commercial operation of a project. Construction delays can result in the loss or delayed receipt of revenues and, if completion is delayed beyond the completion date specified in the power purchase contract, the payment of penalties. Additionally, the failure to complete construction according to specifications can result in reduced plant efficiency, higher operating costs and reduced or delayed earnings.

                  AES Chigen's Joint Ventures all rely on PRC contractors for the construction of their electric power plants. While there are a number of PRC contractors with substantial construction experience, there are only a limited number that have experience constructing plants on a turnkey basis. In only a few cases has AES Chigen been able to enter into a turnkey contract with a Chinese contractor which includes a guaranteed fixed price and/or contractor obligations to pay liquidated damages for delays in completion or for shortfalls in performance. In the case of one project, AES Chigen's Joint Venture has experienced delays in installation and defects in the quality of equipment. The delays have been mitigated by the payment of damages by the contractor. AES Chigen seeks to mitigate construction risk in a number of ways: carefully choosing its contractors; closely supervising the construction of its projects or retaining internationally recognized construction managers to supervise construction; and, in some cases, by utilizing established foreign equipment manufacturers and vendors who are able to directly pass through to the Joint Ventures their equipment and performance warranties or, where appropriate, by utilizing proven Chinese equipment and technology. Despite such mitigation efforts, no assurance can be given that AES Chigen's Joint Ventures will not experience construction delays or difficulties, or that any such delays or difficulties will not have a material adverse effect on the operations of AES Chigen's Joint Ventures.

                  Fuel Supply. Whenever possible, fuel for the Company's operating plants is purchased under long-term supply contracts with suppliers that have sufficient, and preferably dedicated, reserves of fuel stock to meet the project's operating requirements and that have economic interests aligned with the joint venture partners. In certain circumstances, including where a plant is located in close proximity to a reliable fuel source, the Company may deem it advisable for a project company to purchase its fuel on the spot market in order to take advantage of lower fuel prices. In such circumstances, the Company may contract with fuel brokers or government companies with appropriate guarantees or other performance supports. In other circumstances, the power purchaser may be obligated to supply a project's fuel requirements. The Company attempts, when possible, to have its fuel supply contracts set out delivery and testing procedures and penalties for delays or non-performance. Approval of a project by the State Planning Commission of the Central Government ("State Planning Commission" or "SPC"), which is required for larger projects, ordinarily includes a provision for the allocation of fuel, which reduces the fuel supply risk for such projects.

                  Most of the Joint Ventures' power projects utilize coal, fuel oils or natural gas for the generation of electricity. The power purchase contracts which have been entered into by the Joint Ventures provide for a pass-through to the power purchasers of increases in the cost of fuel. In the case of most of the Joint Ventures, under normal circumstances, the procedures of the local government pricing bureaus allow tariff adjustments reflecting fuel cost changes to be made only once a year. As a result, in these cases AES Chigen's Joint Ventures may not be able to receive compensation for increased fuel costs until sometime after the date they are incurred.

                  Fuel Transportation. Whenever possible, the Company arranges with a carrier for transportation of fuel from the fuel source to the Company's operating plants under long-term transportation contracts or the Company will obtain satisfactory assurances that transportation services will be available to the project. Due to the underdeveloped transportation infrastructure in China, the Company sometimes considers more favorably projects located in fuel-rich regions, such as projects located near coal mines. Approval of a project by the State Planning Commission, which is required for larger projects, ordinarily includes a provision for fuel transportation, which reduces the fuel transportation risk for such projects.

                  For coal projects which are not "mine mouth" projects, coal must be supplied to the project site from the interior provinces of China. The affected Joint Ventures seek to mitigate this transportation risk by entering into long term contracts for the transportation of coal. However, where rail is utilized as the means of coal transportation, the coal transporters may experience significant delays due to the limited capacity of the PRC's rail system. Because of this lack of capacity, the Central Government rations the allocation of rail cars. In one project which requires the transportation of coal by rail, AES Chigen's Joint Venture has obtained an administrative allocation of rail cars from the Central Government. However, there can be no assurance that a satisfactory allocation of rail cars will be available in all future cases to ensure that the coal supply requirements of the affected projects will be timely met.

                  Electricity Transmission. The Chinese electric power transmission system is not fully interconnected. Some parts of the transmission system contain isolated grids. Three of AES Chigen's Joint Ventures are located in areas served by isolated transmission grids. As a result, if demand in these areas is less than forecasted, it may be difficult or impossible for the affected Joint Venture to transmit the project's available power to a region which has a demand for it. The Company does not intend to bear the risk of the construction of transmission lines. Although PRC law prohibits foreign investment enterprises from constructing, owning or maintaining a transmission line, in many cases, it may be necessary for a project company to finance the construction of the transmission line which is required to connect the power plant to a nearby electric power grid. In these cases, in addition to providing financing, the Company will seek to structure its power purchase contracts in a manner which places the risk of delays and failure to complete the construction of the transmission line on the power purchaser. In order to take advantage of a broader market and an additional power purchaser, one of the Joint Ventures is planning to incur additional costs to build a low-voltage local transmission line to interconnect its power plant with a larger grid.

                  Government Approvals. The Company seeks to ensure that its joint ventures and joint venture partners obtain and comply with all PRC approvals and laws and regulations and that project budgets reflect compliance with all then-existing and applicable PRC environmental protection laws and regulations. In each case prior to funding its equity portion of the registered capital of a joint venture, the Company seeks to obtain a legal opinion from counsel qualified to practice PRC law regarding, among other things, the validity and sufficiency of all approvals for the project and joint venture. The Company also seeks to receive letters of support from the local governments in areas in which its projects are located.

                  Foreign Exchange. The Company attempts to mitigate its foreign exchange risks by structuring its joint venture contracts and power purchase contracts to include hedges which provide for adjustments in equity distributions to joint venture partners and in electricity payments for changes in the exchange rate between the Renminbi Yuan, the lawful currency of the PRC ("Renminbi," and "RMB(Y)"), and the US dollar. In instances in which the Company seeks State Planning Commission approvals for a project, the Company will also seek to receive an approval which includes an allocation of foreign exchange to the project.

                  Power Plant Management. The Company wants its power plants to be managed efficiently, as well as in a manner consistent with Company principles and practices. In pursuit of this goal, the Company seeks to appoint experienced general managers and/or deputy general managers with significant decision making authority at the power plants and to install operating systems at the power plants which are consistent with AES's operating approach. The Company also seeks to have key members of a plant's management team, including the general manager and deputy general manager, acquire specific AES experience by working at AES facilities worldwide.

                  The operation of an electric power generation plant may be adversely affected by many factors such as the breakdown or failure of equipment or processes, performance below expected levels of output or efficiency, labor disputes, operational errors, natural disasters, and the need to comply with the directions of the relevant government authorities, the dispatcher and power purchaser of a power plant. In addition, such operation may be hampered by insufficient or poor quality fuel caused by either inadequate supply or transportation or arrangements therefor.

                  AES Chigen is not the operator of any of its power plants either directly or by means of traditional operation and maintenance agreements with internationally recognized power plant operators. In some cases, AES Chigen's Joint Ventures have contracted with the power purchaser to operate a power plant. In such instances, the power purchaser is obligated under the power purchase contract to purchase the annual minimum quantity of electric power regardless of the power plant being unavailable due to the fault of the operator. In other cases, the Joint Ventures themselves are operating the plant. In these instances, AES Chigen may affect the operation of a power plant through the appointment of a general manager and/or deputy general manager of the plant.

                  Insurance. The Company seeks to obtain insurance for its projects from reputable insurance companies permitted to insure projects in China for risks during construction and operation, including business interruption insurance. The Company typically retains an international insurance consultant to advise the Company on the insurance coverage and limits which are appropriate for the relevant hazards. Where appropriate, the Company may seek to obtain Multilateral Investment Guarantee Agency insurance coverage of certain political risks associated with the PRC.

                  Water Usage Rights. The Company seeks to obtain long-term water usage rights for the Company's operating plants.

                  In all of its projects, AES Chigen and its Joint Ventures are relying on the reliability and creditworthiness of PRC entities such as its partners, contractors, customers, suppliers, operators, guarantors, lenders and others who are parties to agreements with AES Chigen or its Joint Ventures. While AES Chigen believes that these counterparties have the ability to perform and will perform their obligations, the reliability and creditworthiness of PRC entities are difficult to ascertain. In most cases, AES Chigen, in assessing the reliability and credit standing of counterparties, is relying on financial or other information provided to AES Chigen or its Joint Ventures by such parties or others, or from information and sources publicly available in the PRC. AES Chigen can offer no assurance that this information is accurate or that these counterparties will meet their contractual obligations. The failure of any one of these counterparties to fulfill its obligations to a Joint Venture could have a substantial negative impact on such Joint Venture's operations.


The People's Republic of China

                  The statistics set out in this section have been extracted from various international organization, government and private publications. The Company makes no representation as to the accuracy of the information contained in this section. Furthermore, no representation is made that any correlation exists between China or its economy in general and the performance of the Company or the Company's Joint Ventures. Although statistics with respect to the economy of China generally accord with observed economic trends, some statistics may not correspond to Western measures, or may be flawed by ineffective collection methods or other problems. Due to such factors, statistical information regarding the economy of China may be inaccurate or not comparable to statistical information with respect to other economies.

General

                  Since 1978, the Central Government and local governments of China (together with the Central Government, the "PRC Government") have been implementing market oriented economic reforms in an effort to revitalize the PRC's economy and improve its citizens' standard of living. The reforms have marked a shift from a more rigid, centrally-planned economy to a more mixed economy in which market forces play an increased role and the government has a reduced role. Enterprises owned or under the administrative control of the Central Government ("State-owned") still constitute the largest sector of the economy, but implementation of the economic reforms has led to, among other things, the delegation to managers of enterprises of more decision-making powers and responsibilities regarding matters such as production, marketing, use of funds and employment of people. Other reform measures have included the conversion of selected State-owned enterprises into joint stock limited companies which have issued shares to the public and private investors (including their employees); the gradual reduction of PRC Government control over producer prices; and the designation of certain coastal areas and cities as special economic development zones with greater local autonomy. The PRC Government has also implemented policies designed to attract foreign investment and technology. The PRC Government's reforms have resulted in significant economic growth. The gross domestic product of China increased at an average annual rate of 12.1% during the period from 1991 to 1995. The growth rate of gross domestic product was 9.7%.

                  General economic conditions in the PRC could have a significant impact on the business prospects of AES Chigen. The economy of the PRC differs from the economies of most countries belonging to the Organization for Economic Co-operation and Development in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. For over 40 years, the economy of the PRC has been primarily a planned economy characterized by state ownership and control of productive assets and the management of such assets through a series of economic and social development plans. Although the majority of the PRC's productive assets are still owned by the PRC Government, the adoption of economic reform policies since 1978 has resulted in a gradual reduction in the role of state economic plans in the allocation of resources, pricing and management of such assets, an increased emphasis on the utilization of market forces, and rapid growth in the PRC economy. However, such growth has been uneven among various regions of the country and among various sectors of the economy. The success of AES Chigen depends in part on the continued economic growth of the regions where the Joint Ventures are located. At times, the economic reform measures adopted by the PRC Government may be inconsistent or ineffectual, and therefore the Joint Ventures may not be able to enjoy the potential benefits of such reforms. Further, these measures may be adjusted or modified in particular ways in particular areas, possibly resulting in such economic liberalization measures being inconsistent from time to time or from industry to industry or across different regions of the PRC.

                  AES Chigen may also be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, methods to address inflation, currency conversion, rates and methods of taxation, or the method by which electricity tariffs are set and approved, among other things. While the PRC Government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC Government leadership could lead to changes in economic policy.

                  The PRC economy has experienced rapid growth in the past five years. This growth has also been accompanied by rising inflation, which reached an annual rate of 21.7% in 1994. The PRC Government has implemented policies from time to time to restrain the rate of such economic growth and control inflation in order to achieve coordinated economic development. In July 1993, the Central Government began implementation of a number of austerity measures to control economic growth and curb inflation, including increasing interest rates on bank loans and deposits and postponing certain planned price reforms. While inflation has since moderated to 6.1% for 1996, there can be no assurance that such austerity measures will will not be discontinued or result in future severe dislocations in the PRC economy. Austerity measures intended to slow economic growth may affect the demand for electricity and the prospects for the financing of some of the Joint Ventures. Depending on the nature and implementation of such additional measures, the Joint Ventures' economic prospects at times may be adversely affected through, among other possible measures, placing additional controls on the increase of electric power rates. Any such development could also adversely affect the Joint Ventures' operations or the ability of the Joint Ventures' customers to honor their obligations under their power purchase contracts, which could adversely affect AES Chigen.

                  A significant portion of the economic activity in the PRC is related to exports and may therefore be affected by developments in the economies of the PRC's principal trading partners. Trade sanctions imposed by the PRC's main trading partners, including the revocation or conditional extension by the United States of China's Most Favored Nation trading status, could adversely affect the trade and economic development of the PRC and the ability of the Joint Ventures' customers to honor their obligations under their power purchase contracts with the Joint Ventures. In addition, current or future disputes between the PRC and its main trading partners over specific trade issues, such as intellectual property, the balance of trade or other political issues, such as regional affairs or arms sales policies, could lead to the imposition of trade or other sanctions which could adversely affect the demand for power in the PRC.

                  China's legal system is relatively new, and the government is still in the process of developing a comprehensive system of laws, a process that has been ongoing since 1979. Considerable progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Such legislation has significantly enhanced the protection afforded to foreign investors. However, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local regulations by national laws or regulations. Moreover, experience with respect to the implementation, interpretation and enforcement of such laws and regulations is limited. Such administrative and judicial interpretation and implementation and the enforcement of commercial claims and resolution of commercial disputes may be subject to the exercise of considerable discretion by both administrative and judicial organs and may be influenced by external forces unrelated to the legal merits of a particular matter or dispute. Even where adequate laws exist and contractual terms are clearly stated, there can be no assurance that AES Chigen or a Joint Venture will obtain swift and equitable enforcement of its rights.

The China Power Market

                  At the end of 1995, China had an aggregate installed electric power generation capacity of approximately 217,220 MW, making China's electric power generation capacity the second largest in the world. In 1995, about 17,323 MW of installed capacity was added. China's electric power industry produced approximately 1,007 terawatt (one million megawatts) hours ("TWh") of electricity in 1995. This represents an addition of nearly 80 TWh from 1994, making China's electricity industry one of the fastest growing in the world. Despite its size, China's electric power system is inadequate to meet current and expected demand, and the consequent shortage is one of the major obstacles to economic growth in the PRC. In addition, approximately 110 million people do not yet have access to electricity. The following table highlights this situation on a comparative basis, indicating with respect to the PRC that, while its economic growth rate is among the highest of the countries mentioned, the PRC is considerably below average in installed capacity and consumption of electricity.

                    1994            1994            1994
                 Per Capita      Per Capita      Per Capita
                 Installed      Electricity        GDP --
                Capacity(1)    Consumption(1)     Nominal                        Real GDP Growth Rate% (3)
                                                               --------------------------------------------------------------
                  (Watts)          (kWh)           US$(2)      1991     1992      1993     1994       1995        1996
              --------------   --------------    -----------   ----     ----      ----     ----       ----        ----
                                                                                                              (projected)
--------------
U.S                 2,812          11,256          25,850       (1.0)   2.7        2.7      3.5        2.0        2.4
--------------
Japan               1,552           6,837          36,845        4.0    1.1        1.1      0.5        0.9        3.5
--------------
Singapore           1,222           5,696          16,700        6.7    6.0       10.1     10.1        8.9        7.5
--------------
Hong Kong           1,492           4,546          21,750        5.1    6.3        6.4      5.4        5.0        5.0
--------------
South Korea           687           3,261           8,528        9.1    5.1        5.8      8.6        9.0        7.2
--------------
Malaysia              352           1,669           3,627        8.6    7.8        8.3      9.2        9.5        8.8
--------------
Thailand              233           1,080           2,423        8.1    8.1        8.3      8.8        8.7        8.3
--------------
PRC                   153             671             430        9.3   14.2       13.5     12.6       10.2        9.0
--------------
Philippines           101             290             937       (0.6)   0.3        2.1      4.4        4.8        5.9
--------------
Indonesia              83             278             874        8.9    7.2        7.3      7.5        8.1        7.8


---------------------------


Sources:

(1) U.S. Department of Energy, Energy Information Administration, Office of Energy Markets and End Use, International Database (August 1996).

(2) U.S. Department of Commerce, Economics and Statistics Administration, Office of Business Analysis, National Data Bank (August 1996).

(3)  International Monetary Fund, World Economic Outlook (October 1996).


Developments in the PRC's Power Industry

                  Under the PRC's Eighth Five-Year Plan (1991-1995), increasing demands for electricity resulted in the rapid increase in the PRC's total annual electricity generation. A total of 65,747 MW of electric power generating capacity was installed during the five-year period from 1991-1995, representing an average annual increase of more than 16,000 MW. Notwithstanding such increase, the PRC's average annual growth rate for electricity generation between 1991 and 1995 (approximately 10.4%) did not keep pace with the average annual growth rate of the PRC's Gross Domestic Product ("GDP") (approximately 12.1%) during such time. The following table sets forth figures for installed capacity, increases in installed capacity, electricity generation and percentage increases in electric power generation in China for the years 1986 to 1995.

                                  Increase in               Increase in
                       Installed   Installed  Electricity   Electricity
                       Capacity    Capacity   Generation    Generation
  Year                  (MW)         (MW)        (TWh)         (%)
  ------------------- ----------  ----------- -----------  -------------
  1986                 93,818.5     6,795.3      449.6         9.5%
  1987                102,897.0     9,078.5      497.3        10.6
  1988                115,497.1    12,600.1      545.2         9.6
  1989                126,638.6    11,141.5      584.8         7.3
  1990                137,890.0    11,251.4      621.2         6.3
  1991                151,473.1    13,583.1      677.5         9.0
  1992                166,532.4    15,059.3      754.2        11.3
  1993                182,910.7    16,378.3      836.4        10.9
  1994                199,897.2    16,986.5      927.9        10.9
  1995 (estimated)(1) 217,220.0    17,322.8    1,007.0         8.5


---------------------------


Source: Ministry of Electric Power, Electric Power Industry in China (1996).

(1)  Based on various published statements from MOEP officials.

                  Based on statements by the Ministry of Electric Power ("MOEP" or the "Ministry of Electric Power"), China will need an average of approximately 16,000 MW of new electric generating capacity annually through the year 2000 (or an aggregate of approximately 80,000 MW of new electric generating capacity in the Ninth Five-Year Plan period ending 2000). Since domestic savings are insufficient to fund the PRC's requirements, the Ministry of Electric Power has adopted plans to attract foreign capital and projects that 20% of the capital for power industry development will come from foreign investors, 40% from local governments and enterprises and the remaining 40% from the Central Government during the five-year period ending December 31, 2000. MOEP estimates that approximately $20 billion of overseas investment will be needed to reach the MOEP's target of increasing installed capacity to 290,000 MW by 2000.

Energy Resources

                  China's main energy resources for power generation, coal and hydropower, are not evenly dispersed geographically. Two-thirds of China's coal reserves are located in the northern provinces of Shanxi, Shaanxi and the Inner Mongolia Autonomous Region, and more than 90% of the PRC's hydropower resources are concentrated in the western part of the country. Because China's economically developed regions are principally located in the eastern and southern coastal areas, the Ministry of Electric Power plans to expand the interconnected power networks by installing high voltage transmission lines to facilitate the transmission of power from the west to the east, as well as from the north to the south. The Ministry of Electric Power has also indicated that an increased focus should be placed on coal-fired electric power generating projects which are located in close proximity to coal mines. The Company's proposed Yangcheng Sun City power plant is an example of such a project. See "Description of the Potential Projects -- Yangcheng Sun City."

                  China is rich in coal resources, with proven coal reserves of
966.7 billion tons. The PRC leads the world in coal production, with 1995 production of approximately 1.3 billion tons. Coal accounted for approximately 75% of electricity production in 1995, and approximately 77% of aggregate domestic commercial energy consumption. The PRC intends to continue to rely on coal as its primary fuel resource for electric power generation. However, the PRC is also increasing its utilization of other fuels. Of the 16,987 MW of electric power generation capacity added in 1994, hydropower accounted for approximately 24.0%, nuclear power accounted for approximately 14.0% and fossil fuels accounted for approximately 61.0%.

Organization of the PRC's Electric Power Industry

                  The PRC's electricity industry is controlled by the Ministry of Electric Power, which was established by the Eighth National People's Congress at its first session held in March 1993. Prior to March 1993, the electric power industry was under the jurisdiction of the Ministry of Energy, which itself was created in 1988 from parts of the former ministries which oversaw the coal industry, the nuclear industry, the petroleum industry, water resources and electric power.

                  The Ministry of Electric Power is responsible for formulating development strategies and policies, including: investment, technical and production and consumption policies relating to electric power development; formulating unified electric power industry planning in collaboration with the State Planning Commission and other government agencies; overseeing the implementation of such planning; supervising the implementation of related national policies, decrees and plans; and providing services to electric power enterprises.

                  The Ministry of Electric Power manages five interprovincial power groups ("Regional Power Groups") and ten provincial power bureaus. The Regional Power Groups (i) manage their respective regional power grids, (ii) dispatch, either directly or indirectly through lower level power bureaus, the power plants connected to such grids and (iii) supervise the power bureaus at lower administrative levels (primarily provincial but also certain large municipalities and other areas). The Regional Power Groups also act through power companies which develop, construct, own and operate certain power plants and transmission facilities within their respective jurisdictions.

                  A similar structure exists for the provincial power bureaus under the Regional Power Groups and the ten provincial power bureaus directly managed by the Ministry of Electric Power. Each provincial power bureau manages its provincial power grid and dispatches the power plants connected to such grid to meet local demand. Many provincial power bureaus also act through power companies which operate certain power plants and transmission facilities within their respective provinces. Counties and municipalities directly under the administration of the provinces may have power bureaus which perform, under the administration of the power bureau at the next higher level of government, similar functions within their respective jurisdictions.

                  The key personnel of the Regional Power Groups are appointed by the Ministry of Electric Power, and the key personnel of the provincial power bureaus are appointed by the provincial governments in consultation with the Ministry of Electric Power.

                  In January 1996, the China National Power Corporation ("CNPC") and the China Federation of Power Enterprises ("CFPE") were established pursuant to the Central Government's policy to separate the regulatory and commercial functions of the electric power industry. The PRC Government has announced plans that the Ministry of Electric Power will be dissolved and its functions transferred to CFPE and CNPC. CFPE will assume the Ministry of Electric Power's regulatory functions. CNPC will serve as the PRC's principal investor in and/or operator of wholly or partially State-owned facilities in the electric power industry. CNPC also will be responsible for the operation of interregional transmission facilities and the development of a national power grid.

Investment in the Electric Power Industry

                  Prior to 1985, virtually all investment in China's electric power industry was financed by the Central Government. In 1985, the Central Government began to implement a policy of using a variety of financing methods to develop the PRC's electric power industry. Such policies included: (i) allowing local governments to participate in the development and ownership of power generating facilities in their areas, (ii) loaning (as opposed to directly allocating) funds to local and provincial power bureaus for the development and construction of such projects, and (iii) permitting foreign investment and participation in the development and operation of power plants in China. Hong Kong investment companies and developers were the first foreign companies to invest in the industry. More recently, however, developers and investors from other countries have begun pursuing investment opportunities in various electric power projects in China. Between 1979 and 1995, 77 large and medium-sized foreign-invested power projects were constructed, with a total installed capacity of 49,740 MW, of which 24,290 MW had been put into operation by the end of 1995. The total contracted foreign investment in power projects has reached $17.2 billion, of which $11.5 billion had been invested by the end of 1995. In 1995, China launched the first Central Government sponsored pilot build, own and transfer program to attract foreign investment in infrastructure projects. The first project under this competitive bidding program is the proposed $600 million, 700 MW coal-fired Laibin project in Laibin County, Guangxi Zhuang Autonomous Region.

                  In 1988, as part of the system of investment reform in power development, the State Council of the PRC (the "State Council"), the highest administrative organ of the Central Government, organized the State Energy Investment Corporation (the "SEIC") to represent the PRC Government in the development and financing of large power plants. Also in 1988, the China Huaneng Group was formed primarily as a developer and operator of power plants. In March 1994, the State Council announced the absorption of the SEIC into the State Development Bank ("State Development Bank"), as well as its intention to transfer the SEIC's personnel to various Central Government enterprises and to the State Development Investment Company under the State Development Bank.

                  To finance the expansion of the electric power industry, the State Council, in 1995, approved the establishment of China Power Investment Corporation ("CPIC") in China and China Power International Holdings Limited ("CPI"), CPIC's wholly owned subsidiary, in Hong Kong. CPIC was established by the Ministry of Electric Power to raise funds in the international capital markets to invest in PRC power projects. CPI has been authorized to sell interests in State-owned power utilities, issue debt, establish investment funds for the electric power industry and raise foreign funds for investment in the electric power industry. CPI is one of the Company's Joint Venture partners in the Wuhu Grassy Lake project and one of the Company's project partners in the Nanpu Southern Delta project. See "Description of the Current Projects" and "Description of the Potential Projects."

                  With appropriate PRC Government approvals, power bureaus may form directly managed power companies, which may develop, construct, own and operate power plants in their respective territories.

Tariff Setting Mechanisms

                  For power plants that the Ministry of Electric Power directly or indirectly manages, the tariff is generally set under the plans devised and implemented by the PRC Government in relation to the economic and social development of the PRC ("State Plan"). The tariff varies according to the category and location of the users. Thus, most electricity has been purchased from power plants at State Plan tariffs. These State Plan tariffs have been maintained at a low level, due to subsidization by the PRC Government. One of the stated goals of the Ministry of Electric Power is to reform power pricing consistent with the development of the market economy in the PRC. The Ministry of Electric Power has commenced the trial implementation of a pricing policy which charges consumers higher tariffs for peak load periods and lower tariffs for off-peak load periods. Allowing the market to influence the setting of power tariffs is intended to provide incentives for greater efficiency in energy production, reduction of energy use per unit of industrial output and promotion of conservation technologies. As of 1994, more than ten power grids have implemented this pricing policy.

                  The tariffs of sino-foreign joint venture power projects generally have been established by negotiations among the sino-foreign joint ventures, the prospective power purchasers, the relevant local governments, planning commissions, pricing bureaus and power bureaus. The tariffs or tariff formulas are typically set forth in power purchase contracts. The pricing bureaus are responsible for approving and adjusting the tariffs, usually on an annual basis.

Electric Power Law

                  In April 1996, a new national law governing the electric power sector in the PRC came into effect. The law is intended to protect the legitimate interests of investors, operators and consumers. It provides a framework within which the PRC Government intends to guide investment in the electric power sector. The law also establishes, among other things, broad principles with respect to the methodology of calculating and setting electric power tariffs. The principles state that electricity tariffs shall be based on reasonable compensation for the costs of generation and payment of taxes, the recovery of reasonable profits and the promotion of the construction of electric power generating facilities. Detailed regulation with respect to tariff calculation and tariff setting are expected to be promulgated by the Ministry of Electric Power in the near future. The impact of the new law will depend on its implementing regulations and the manner in which the law is interpreted.

Transmission and Dispatch

                  The main system for the dispatch, transmission and distribution of electric power in China consists of the five interprovincial power grids managed by their respective Regional Power Groups, one interprovincial power grid, which consists of four semi-independent provincial grids managed by their respective four provincial power bureaus, and the six independent provincial power grids managed by their respective provincial power bureaus. The table below shows the aggregate installed capacity of the power plants connected to the grids managed by such power bureaus and the total electricity generated on those grids in 1994.

                                     1994            1994
                                   Installed   Total Electricity
                                   Capacity       Generation
            Power Grids             (MW)            (TWh)
     ---------------------------   ---------   ------------------
     East China Power Grid         31,673.2          164.358
     Northeast Power Grid          26,534.4          124.531
     Central China Power Grid      27,602.2          132.047
     North China Power Grid        27,146.4          140.087
     Northwest Power Grid          11,483.0           60.423
     Guangdong Power Grid(1)       19,009.7           73.916
     Shandong Power Grid           11,518.2           67.183
     Sichuan Power Grid            10,095.8           47.328
     Guangxi Power Grid(1)          4,230.7           16.854
     Fujian Power Grid              4,960.3           21.605
     Yunnan Power Grid(1)           4,082.9           16.939
     Guizhou Power Grid(1)          3,253.8           15.206
     Xinjiang Autonomous Region     2,865.1           10.617
     Hainan Power Grid              1,057.3            2.869
     Tibet Autonomous Region          176.6            0.427


---------------------------


Source: Ministry of Electric Power, Electric Power Industry in China (1996).

(1)  Part of the Southern Interconnected Power Grid established in 1993.



                  In 1994, the PRC had almost 540,000 kilometers of transmission lines with a capacity of 35 kilovolts ("kV") or greater. The power grids primarily use 500, 330, 220 and 110 kV transmission lines.

                  All electricity produced in China is dispatched by the power bureaus, except for that generated by units not connected to a grid. The grids and the electric power dispatched to each grid are administered by dispatch centers ("Dispatch Centers") operated by the power bureaus. In November 1993, the State Council issued the Administrative Regulations Concerning Grid Dispatch ("Dispatch Regulations"), the first nationwide regulations in China governing the dispatch of electric power. The Dispatch Regulations are intended to help the PRC achieve a more efficient and rational dispatch of electric power. Under the Dispatch Regulations, Dispatch Centers were established at each of five levels: the National Dispatch Center, the Dispatch Centers of the Regional Power Groups, the Dispatch Centers of the provincial power bureaus, the Dispatch Centers of the power bureaus of municipalities under provinces and the Dispatch Centers of the county power bureaus. Pursuant to the principles of unified dispatch, set forth in the Dispatch Regulations, Dispatch Centers at lower levels are required to comply with the dispatch instructions of higher level Dispatch Centers.

                  Dispatch Centers are charged with setting production levels for the various power plants connected to the grid. To effect this determination, each power plant receives daily from its local Dispatch Center an expected hour-by-hour output schedule for the following day, based on expected demand, the weather and other factors. The Dispatch Centers must dispatch electric power according to, among other things, (i) power supply agreements entered into between a power bureau and certain large or primary electricity customers, where such agreements take into account the electric power generation and consumption plans formulated annually by the PRC Government and set forth in the State Plan, (ii) agreements entered into between a Dispatch Center and each power plant subject to its dispatch, (iii) interconnection agreements between power bureaus, and (iv) the actual conditions of the grid, including equipment capabilities and safety reserve margins.

Peak and Seasonal Demands

                  The demand for electric power experiences fairly predictable daily and other periodic cycles. The peak periods of power use in China are in the early morning and evening when industrial, commercial and residential use is highest. Peak power is in great demand in many cities which have rapid economic growth. Because the PRC has a significant shortage of electric generating capacity, the Dispatch Centers restrict the access to electricity of certain users during peak periods of demand. As a result, the peak load demand in China does not accurately reflect the extent of the total demand for power. While power plants operate at less than full capacity during off-peak periods, virtually all available power plants operate at or near full capacity during peak periods, subject to grid-wide safety reserve margins. Four of the Joint Ventures' power plants currently in operation or under construction -- Chengdu Lotus City, Hefei Prosperity Lake, Wuxi Tin Hill and Yangchun Sun Spring -- are designed to provide peaking power. The Company believes that each of these plants will be able to take advantage of the demand for peak power in its region. However, such plants are typically dispatched only after base load power plants have been brought on-line and reached maximum capacity. If electric power demand proves less than expected in an area, additional peak or base load power may not be required in the area or may be required at lower than expected levels.

                  Because the combustion of coal provides most of China's space-heating needs and because air conditioning is not yet prevalent in most regions of China, seasonal variations in the demand for electricity are less than in many developed countries.

Joint Venture Companies

                  Foreign investment in the PRC may take a number of forms, including joint ventures, wholly foreign-owned enterprises, branches of foreign companies and shareholdings in limited liability companies and joint stock limited companies. The Company currently invests through the joint venture structure. The Company's current joint venture partners are PRC entities. The Company anticipates that its future joint venture partners will be PRC entities although non-Chinese partners may be included as partners, if appropriate. Joint ventures between Chinese and foreign parties in the PRC take two basic forms: equity joint ventures and cooperative joint ventures. Equity joint ventures are governed by the Law of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investment and the implementing regulations related thereto. Cooperative joint ventures are governed by the Law of the People's Republic of China on Chinese and Foreign Cooperative Joint Venture Enterprises and the implementing regulations related thereto ("Cooperative Joint Venture Law").

                  A cooperative joint venture may be structured as an entity similar to a partnership (in which case it will not be separately qualified as a legal person under Chinese law) or it may be structured as a limited liability company (in which case it will be qualified as a legal person under Chinese law). In most cases, cooperative joint ventures are formed as limited liability companies. Cooperative joint ventures allow more flexibility than equity joint ventures in structuring the terms of the joint venture arrangement. For example, in a cooperative joint venture the rights of a party to share in the profits of the joint venture need not correspond to its contributions to the registered capital (equity) of the joint venture relative to other parties. In addition, subject to government approval, the Cooperative Joint Venture Law permits recovery of the foreign party's registered capital during the venture term. However, the Cooperative Joint Venture Law requires that the fixed assets of the joint venture be transferred to the Chinese parties without charge at the end of the venture term if the foreign party recovers all of its equity capital during the term of the venture. Cooperative joint ventures are subject to laws and regulations with respect to such matters as the contribution of registered capital, debt-equity leverage ratios, accounting, taxation, foreign exchange, labor and liquidation and dissolution. Transfer of an interest in a cooperative joint venture requires government approval and unanimous agreement among the parties.

                  An equity joint venture enterprise is a distinct legal entity established and registered as a limited liability company. The parties to an equity joint venture have rights to share in the profits of the joint venture in proportion to their respective contributions to the registered capital of the joint venture. The operations of equity joint ventures are subject to many of the same laws and regulations as cooperative joint ventures. Transfer of an interest in an equity joint venture requires government approval and unanimous agreement among the parties. In addition, in an equity joint venture, the parties may not reduce the amount of their registered capital until the expiration of the term of the joint venture or its dissolution in accordance with PRC law.

                  Typically, dividends are paid by a joint venture in accordance with the profit distribution plan adopted by the joint venture's board of directors. Except as mentioned above, PRC laws and regulations provide that only accounting profits (after payment of taxes, provision for losses for prior years and contributions to special funds for enterprise expansion, employee welfare and bonuses and a general reserve) are available for dividend distributions to the parties of a joint venture.

                  In addition to contributions of registered capital, joint ventures may be financed by debt, including shareholder loans. Foreign currency loans to a joint venture, however, must be registered with the local branch of the State Administration of Foreign Exchange of the Central Government ("State Administration of Foreign Exchange" or "SAFE") in the location in which the joint venture is situated.

                  Foreign investment enterprises are permitted under PRC laws and regulations to convert their Renminbi earnings into foreign exchange for certain purposes, including to pay their foreign currency obligations, to pay dividends and other distributions to foreign shareholders and to make payment of interest and principal with respect to foreign currency loans (both third party and shareholder debt) incurred by the joint venture. To effect such conversions, joint ventures must comply with certain procedures required by PRC laws and regulations.


Government Approvals

                  China's electric power industry is highly regulated, both in terms of operating existing power plants and developing new power projects. All electric power projects in China and all foreign investments are required to obtain approvals from one or more central, provincial or local government authorities. While the regulations governing and the procedures for obtaining approvals for foreign investment projects are generally well-understood, the specific regulations and procedures for the approval of electric power projects with foreign investment in the PRC and associated foreign investment enterprises are not entirely transparent. Project approvals and foreign investment approvals are required, but follow separate procedures. At the highest level, the right to approve projects in the PRC is vested in the State Council. The State Council has reserved to itself the authority to approve any project with a total investment which exceeds $100 million. Pursuant to various internal PRC Government notices, the State Council has delegated the authority to approve any project with a total investment of less than $100 million to various ministries and ministry level entities, including the SPC. The SPC and certain ministries and other ministry level entities have, in turn, adopted a policy, also by internal directives, of further delegating authority to approve projects with a total investment of less than $30 million to provincial governments, provincial level bureaus of the Central Government and certain municipalities. The project approval authority of local governments is, therefore, generally limited to not more than $30 million. Separate from project approval, foreign investment must be approved by The Ministry of Foreign Trade and Economic Cooperation of the Central Government ("Ministry of Foreign Trade and Economic Cooperation or "MOFTEC"), or one of its departments at the provincial or local government level, should the total investment amount be below $30 million. Accordingly, foreign investment enterprises proposing to undertake projects must obtain approvals for the projects from the appropriate government level planning authorities and approvals for the foreign investment from a similar level department of MOFTEC.

                  Generally, the approval process can be divided into three major stages. First, following preliminary planning by the Chinese party and, in some instances, initial negotiations with the foreign party and the execution of a letter of intent by the parties, a project proposal (including a preliminary feasibility study report and an environmental impact report) is submitted to the appropriate level planning authorities for approval.

                  In the second stage, a more detailed joint feasibility study report and a more detailed environmental impact report will be prepared. During this stage, the foreign and local parties will negotiate and execute a legally binding joint venture contract and articles of association. The approval of the local government authorities for both the project and the foreign investment is required. Additionally, as stated above, depending on the amount of total investment in the proposed project and joint venture, the approval of the Central Government may be required. Approval may also be required from other central, provincial and local government ministries and agencies, with respect to, among other matters, foreign exchange plans, allocations of fuel supplies and related transportation, land use, tax preferences, electricity pricing, grid access, operations and maintenance arrangements, loan and guarantee arrangements and design and engineering arrangements.

                  In the final stage, following approval of the joint venture by the relevant department of MOFTEC, the joint venture must register with and obtain a preliminary business license from the State Administration of Industry and Commerce ("SAIC") or a branch thereof. Following the completion of these formalities, the parties are required to contribute their agreed upon registered capital and, upon verification thereof, the joint venture is issued a permanent business license by the SAIC.

                  The approval process outlined above could take several years. Therefore, in some instances, the Company may pursue opportunities for investments in power projects that are in advanced stages of development or for which significant approvals have already been obtained or construction has commenced or been completed.

                  Two of AES Chigen's power plants have been structured as multiple projects and joint ventures, each project and joint venture with a total investment below the $30 million threshold, and have obtained local government approvals on this basis. It is possible that projects structured in this fashion could be viewed by the Central Government approval authorities as a single project. In several other cases, AES Chigen's projects and Joint Ventures have obtained local government approvals on the basis of anticipated total investments which were less than $30 million at the time the approvals were obtained, but will, when construction is completed, exceed the $30 million approval threshold. While it is common in the PRC for projects and joint ventures such as these to obtain and rely on only local government approvals, it is unclear whether such approvals are sufficient. There can be no assurance, therefore, that the absence of Central Government approvals will not adversely affect the Joint Ventures and their projects in any of such cases.

                  In addition to such project and foreign investment approvals, the tariffs payable under the relevant power purchase contract is established on the basis of a tariff formula agreed upon through discussions among the Company, its partners, the prospective power purchaser, the relevant local government, the relevant pricing bureaus and the relevant planning commission. Once established, the tariffs are subject to annual review by the relevant local pricing bureaus and adjustment in accordance with the formula. The tariff formulas contained in the power purchase contracts entered into by AES Chigen's Joint Ventures are structured to permit the Joint Ventures to pay the operating expenses of the plant, the financing costs of each particular project and to enable AES Chigen to realize a return on its investment. While the relevant PRC pricing bureaus have committed to utilize the Joint Ventures' formulas in establishing and adjusting tariffs, there can be no assurance that the relevant pricing bureaus will calculate and adjust tariffs in accordance with these tariff formulas. On April 1, 1996, a new law governing the electric power sector in the PRC came into effect. The law establishes, among other things, broad principles with respect to the methodology of calculating and setting electric power tariffs. Detailed regulations with respect to tariff calculation and tariff setting are expected to be promulgated in the near future by the Central Government. There can be no assurance that such regulations, when promulgated, will not adversely affect the tariff structures which AES Chigen's Joint Ventures have adopted.

         Environmental Regulation

                  The Joint Ventures are subject to various PRC environmental laws and regulations which are administered by both Central Government and local government environmental protection bureaus. Approval or review by the relevant environmental protection bureaus is required at each of the project proposal, feasibility study, design and commissioning stages of a project. Filing of an environmental impact statement or, in some cases, an environmental impact assessment outline is required before the planning commission for the same level of government can issue its approval. The filing must demonstrate that the project conforms to applicable environmental standards. Approvals and permits generally have been issued for projects utilizing modern pollution control technology. Pollution sources are also required to report their pollution discharges in terms of types and amounts of pollutants discharged into the water and air, and to secure discharge permits for their wastewater discharges, airborne emissions and, from April 1, 1996, solid waste shipments to ensure compliance with relevant emissions standards.

                  The PRC's environmental laws and regulations establish standards for the discharge of emissions into the air and water. The rules set forth schedules of base-level discharge fees for various polluting substances and specify that, if such levels are exceeded, the polluting entity will be required to pay an excess discharge fee to the local government. The local environmental rules do not make it a violation to exceed these limits, but rather set forth a set of graduated scale of fees that are required for each incremental unit of excess discharge. Up to a certain level, as the discharge levels increase, the fee per unit also increases. Above a certain limit, local governments may issue orders to cease or reduce such discharge levels which, if not complied with, will after three years from the date of the order, result in an annual increase of 5% in the pollution fees assessed. Where pollution is causing environmental damage, the local governments also have the authority to issue orders requiring the polluting entities to cure the problem within a certain period of time. Non-compliance with such orders may result in the entities being shut down.

                  The PRC is a party to the Climate Change Convention ("Climate Change Convention"), which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. Ceilings on such emissions could limit the production of electricity from fossil fuels, particularly coal, or increase the costs of such production. Ceilings on the emissions of greenhouse gases have not been assigned to developing countries such as the PRC under the Climate Change Convention and the PRC has objected to the possibility of the imposition of such ceilings. If the PRC were to agree to such ceilings, or otherwise reduce its reliance on coal-fired power plants, the business prospects of AES Chigen could be adversely affected. Under the Air Pollution Prevention and Control Law of the PRC, as amended in 1995, regulatory preferences are given to the use of low sulfur-content, low ash coal, and to plants in urban areas that generate steam as well as electricity. The SPC also has stated that it favors the construction of more plants relying on clean fuels.

                  MOEP has established technical standards for environmental monitoring and exercises certain disciplinary functions with regard to environmental compliance in connection with the construction and operation of power plants. Environmental protection equipment is required to be designed, installed and commissioned in tandem with the design, construction and commissioning of the generator or plant. Before commencing operations, each plant or generator must be tested and qualified with regard to emissions levels and abatement equipment. The Company believes the environmental protection systems and facilities of its Current Projects are in compliance with applicable PRC national and local environmental protection requirements.

                  AES Chigen's Joint Ventures with power plants in operation have received the environmental approvals from the PRC Government environmental authorities required for them to operate their respective electric power plants. Inasmuch as the Joint Ventures' electric power plants currently under construction are typically among the most modern in the areas in which they are located, AES Chigen believes that these plants will also receive all required environmental approvals. There can be no assurance, however, that the requirements to obtain such approvals may not be made more stringent in the future. If such a change in policy occurs, there can be no assurance that all such requirements will be met and that future approvals for existing or potential projects will be granted. If a change in environmental requirements leads to an increase in costs, an affected Joint Venture is able to receive an adjustment in the tariff it charges for electric power pursuant to its power purchase contract.


Description of the Current Projects

                  The following table presents certain summary information on the Company's Current Projects.


                                               The Current Projects

                                                         Company
                                            Company     Investment
                      Location   Capacity   Interest    Commitment
      Project        (Province)    (MW)       (MW)          (%)        Fuel                Status
------------------   ----------  --------   --------    ----------     ----     -------------------------------

Jiaozuo Aluminum      Henan          250        175          70         Coal    Under construction (first
Power                                                                           unit scheduled to be in
                                                                                operation by the second
                                                                                quarter of 1997; second unit
                                                                                scheduled to be in operation
                                                                                by the second quarter of 1998)

Wuhu Grassy Lake      Anhui          250         62.5        25         Coal    First unit in operation
                                                                                (second unit scheduled to be
                                                                                in operation by the second
                                                                                quarter of 1997)

Hefei Prosperity      Anhui          115.2       80.6        70          Oil    Under construction (simple
Lake                                                                            cycle unit scheduled to be in
                                                                                operation by the third
                                                                                quarter of 1997; combined
                                                                                cycle unit scheduled to be in
                                                                                operation in the third
                                                                                quarter of 1998)

Wuxi Tin Hill         Jiangsu         63         34.7        55          Oil    In operation

Aixi Heart River      Sichuan         50         35          70         Coal    Under construction (scheduled
                                                                                to be in operation in
                                                                                February 1998)

Chengdu Lotus City    Sichuan         48         16.8        35        Natural  Under construction (scheduled
                                                                         Gas    to be in operation in the
                                                                                third quarter of 1997)

Cili Misty Mountain   Hunan           26.2       13.4        51         Hydro   In operation

Yangchun Sun Spring   Guangdong       15.1        3.8        25          Oil    In operation

                                    ------     ------
               TOTAL                 817.5      421.8
                                    ======     ======




Overview

                  The Company, directly or through one of its wholly owned offshore subsidiaries, has formed sino-foreign joint ventures, each with one or more Chinese entities as partners, to develop, construct, own and operate each of the electric power plants described in this section. Two of the power plants -- Cili Misty Mountain and Yangchun Sun Spring -- are financed solely with registered capital (equity). Four of the power plants -- Aixi Heart River, Jiaozuo Aluminum Power, Chengdu Lotus City and Wuxi Tin Hill -- are financed with a combination of registered capital and shareholder loans. One of the power plants -- Wuhu Grassy Lake -- is financed by registered capital, shareholder loans and third party debt. One other project -- Hefei Prosperity Lake -- which is currently financed by registered capital and shareholder loans, may also be in the future financed by third party debt.

                  All of the Company's power plants are owned by cooperative joint ventures, except for one of the projects -- Wuhu Grassy Lake -- which is owned by an equity joint venture. The joint venture contracts for three of the cooperative joint ventures -- Wuxi Tin Hill, Aixi Heart River and Chengdu Lotus City -- provide for the liquidation of the project assets at the end of the term of the Joint Venture. The cooperative joint venture contracts relating to the remaining four projects provide for the transfer of all of the fixed assets of the Joint Venture to the Chinese partners without charge at the end of the Joint Venture term. Three of these four provide for the recovery of the Company's registered capital during the term of the Joint Venture.

                  Revenues from the power plants are generally used to pay operating expenses, taxes and financing costs and allocated to provide reserves for employee social welfare benefits and other matters as required by law. Repayment of principal and interest of third party loans (if any) and shareholder loans (if any) of the Joint Ventures has priority over distributions of profit to the Joint Venture partners. Dividends are generally distributed to the Company and its partners by the Joint Ventures pursuant to board resolutions. In a number of cases with respect to the Joint Ventures described in this section, the Company has a priority in the payment of dividends over the Chinese partners to the Joint Venture. In certain cases, where the Company is not entitled to appoint a majority of the board of directors of a Joint Venture, the declaration of dividends or other equity distributions by such Joint Venture may depend on the assent of the other directors of the Joint Venture.

                  Pursuant to certain shareholder loan contracts, the Company has committed to provide shareholder loans to several of the Joint Ventures. In each case the applicable Joint Venture has either registered the shareholder loan with the relevant branch of the SAFE if the loan has been drawn, or the Joint Venture will register the shareholder loan with the relevant branch of the SAFE when the loan is drawn by the Joint Venture. The payment of principal and interest to the Company with respect to its shareholder loans to the Joint Ventures is made in accordance with schedules established by the relevant shareholder loan contracts.

                  Each of the Joint Ventures described in this section has entered into one or more power purchase contracts for the sale of the electricity from its power plant on a minimum take-or-pay basis. The power purchase contracts generally require that the power purchaser purchase a specified annual minimum amount of electricity generated by the power plant during the term of the power purchase contract at a fixed price or pursuant to a tariff formula set forth in the power purchase contract. In all but two cases -- Cili Misty Mountain and Yangchun Sun Spring -- the power purchase contracts also contain incentives to encourage the power purchaser to purchase greater than the agreed minimum amount of electricity. Payments for electricity sold under the power purchase contracts are generally made to the Joint Ventures on a monthly basis.

                  All of the power purchase contracts have tariff formulas and other pricing provisions which are designed, based on the minimum take obligation of the power purchaser, to be sufficient to pay the operating costs and financing costs of the project and to enable the Company to realize a return on its investment. These tariff formulas are indexed to hedge against US dollar and Renminbi exchange rate fluctuation risks relating to repayment of principal and interest on debt and the conversion to US dollars of the Company's profits. In the event of a change in law which increases the Joint Ventures' costs, the power purchase contracts typically require an adjustment to the tariff formulas in order to pass through such increased costs.

                  The Joint Ventures in all cases except one -- Cili Misty Mountain -- have entered, or, it is anticipated will enter, into dispatch contracts with the relevant dispatching entity for its power plant pursuant to which the dispatcher has agreed or plans to agree to dispatch the power plant at least the annual minimum amount of hours required under the power purchase contract. For the one case, the power purchaser, which is also the dispatcher, is responsible for dispatching the power plant.

                  Each of the joint venture contracts for the projects described in this section may be terminated early, including on account of a termination of the relevant power purchase contract. In all cases except one -- Jiaozuo Aluminum Power -- in the event of an early termination of a power purchase contract which results from a default of a power purchaser, the Company is entitled under the applicable power purchase contract to receive from the power purchaser payment intended to compensate the Joint Venture for the return it would have received had the power purchase contract continued to the end of its term.

                  In two cases -- Yangchun Sun Spring and Wuxi Tin Hill -- projects directly managed by the Joint Ventures have been successfully constructed on time. For three of the Company's projects currently under construction -- Jiaozuo Aluminum Power, Cili Misty Mountain, and Chengdu Lotus City -- the respective Joint Venture also directly manages the construction of the power plant. In these instances the Joint Venture has entered into arrangements with various construction and equipment procurement consortiums, including established foreign equipment manufacturers, in which certain responsibilities relating to construction and procurement have been allocated to members of the consortium. For the remaining three projects currently under construction, each relevant Joint Venture has entered into a fixed price, fixed schedule construction contract, one of which is a turnkey arrangement. In all of the projects described in this section, the electrical transmission and interconnection facilities are being financed by interest bearing loans from the Joint Venture to the relevant power purchaser who is responsible for constructing, owning, operating and maintaining the facilities. In the case of Wuhu Grassy Lake, Hefei Prosperity Lake and Chengdu Lotus City, the power purchasers have also agreed in the power purchase contracts to begin making payments under their respective power purchase contracts on a specified date if the power plant is completed, but cannot deliver electricity due to a delay in completing the transmission and interconnection facilities.

                  Five of the eight power plants are or will be operated directly by the Joint Ventures -- Cili Misty Mountain, Wuxi Tin Hill, Aixi Heart River, Jiaozuo Aluminum Power and Chengdu Lotus City -- and three -- Yangchun Sun Spring, Hefei Prosperity Lake and Wuhu Grassy Lake -- will be operated by the relevant power purchasers. Fuel for most of the power plants has been contracted for under long term fuel supply contracts with fuel suppliers or will be supplied by the power purchasers. In the latter case, the relevant power purchaser is not excused from its payment obligations under its power purchase contract if it is unable to provide fuel to the power plant.

                  The power projects which are currently in operation or under construction have obtained insurance coverage for property loss and damage (including damage arising from natural calamities) and third party liability. Most force majeure risks which can be categorized as natural calamities are covered under the insurance policies. The Joint Ventures are in all cases relieved of their obligation to deliver electricity under their power purchase contracts for the power plants described in this section in the event of force majeure, including an event of force majeure caused by the PRC Government. In the case of all projects, except Wuhu Grassy Lake and Hefei Prosperity Lake, the power purchaser is not relieved of its obligations under its applicable power purchase contract, including the obligation to make payments to the Company in such circumstances. In these two projects, the power purchaser is relieved of its obligation to purchase the minimum amount of electric power under its respective power purchase contract during periods in which the power plant is unable to generate electric power due to events of force majeure, including events of force majeure caused by the PRC Government.

                  In the case of all of the power plants described in this section, the Company and its Joint Venture partners have applied for and received PRC approvals for the project and for the establishment of the related foreign investment enterprise. In the case of two power plants -- Jiaozuo Aluminum Power and Wuhu Grassy Lake -- the power plants have received project approvals at the Central Government level from the State Planning Commission and have received approvals from MOFTEC for the establishment of their related Joint Venture. Each of the remaining six power plants has received its project approval and foreign investment approval from provincial and local government entities.

                  Two of the Company's power plants currently in operation or under construction -- Wuxi Tin Hill and Hefei Prosperity Lake -- have been structured as multiple projects and Joint Ventures, with each project and Joint Venture having a total investment not exceeding the $30 million approval authority threshold generally applicable to provincial and local governments. In two other cases -- Aixi Heart River and Chengdu Lotus City -- the Company's projects and Joint Ventures have obtained local government approvals on the basis of anticipated total investments which did not exceed $30 million at the time the approvals were obtained, but will, when construction is completed, exceed the $30 million approval threshold. See "Governmental Approvals."

                  The tariff formulas set forth in the power purchase contracts of the Joint Ventures described in this section have been either approved or confirmed by the relevant provincial and local government pricing bureaus responsible for reviewing such tariffs.

                  All of the joint venture contracts and project contracts of the Joint Ventures are governed by PRC law. Some of the joint venture contracts provide for arbitration of a dispute arising under the joint venture contracts in locations outside of the PRC, while some provide for arbitration in the PRC by PRC arbitration bodies. Most of the project contracts, including the power purchase contracts, provide for arbitration of disputes in the PRC by PRC arbitration bodies.

                  Jiaozuo Aluminum Power

                  The Power Plant. The Jiaozuo Aluminum Power power plant is a 2 x 125 MW coal-fired power plant located adjacent to the Jiaozuo Aluminum Mill ("Jiaozuo Mill") aluminum production mills in Jiaozuo, Henan Province. Construction of the power plant commenced in the first quarter of 1995. The first unit of the power plant is scheduled to commence commercial operation by the second quarter of 1997. The second unit is scheduled to commence commercial operation in the second quarter of 1998.

                  Joint Venture. The Jiaozuo Aluminum Power power plant is owned by Jiaozuo Wan Fang Power Company Ltd. ("Jiaozuo Wan Fang"), a 23-year cooperative joint venture formed by Jiaozuo Mill and a wholly owned subsidiary of the Company. Pursuant to the joint venture contract the Company is entitled to recover its registered capital (equity) during the term of the Joint Venture. The Company, as the majority shareholder of Jiaozuo Wan Fang, is entitled to appoint four of the six members of the board of directors of the Joint Venture, including the chairman of the board and the general manager. Pursuant to a co-development agreement, an entity unaffiliated with the Company is entitled to no more than ten percent of the Company's equity distributions from Jiaozuo Wan Fang.

                  Financing. The approved total investment in Jiaozuo Wan Fang is $151.3 million. The Joint Venture's approved registered capital is $53.7 million. As of November 30, 1996, it is estimated that the total cost of Jiaozuo Aluminum Power will be approximately $161.3 million. Any difference between the approved total investment and the actual total cost will be funded by additional equity or loans to be contributed pro rata by the shareholders of Jiaozuo Wan Fang. The Company has committed to contribute $37.6 million to the registered capital of the Joint Venture. Jiaozuo Mill has committed to contribute $16.1 million in land use rights and certain fixed assets to the registered capital of the Joint Venture.

                  Power Purchase. Jiaozuo Wan Fang and Jiaozuo Mill have entered into a 23-year power purchase contract effective April 26, 1996. Pursuant to the power purchase contract, Jiaozuo Mill has agreed to purchase from Jiaozuo Wan Fang at least 5,500 hours each calendar year at 75 MW up to the amount required to operate Jiaozuo Mill's aluminum mill. Any remaining electricity from the power plant, but no less than 5,500 hours at 155 MW, will be purchased by the Henan Electric Power Corporation ("Henan Power") under a 23-year power purchase contract between Jiaozuo Wan Fang and Henan Power. Both power purchase contracts require the purchasers to pay for a minimum amount of electricity generated every calendar year and to compensate the Joint Venture for any shortfalls in purchases of such minimum amount based on the most recent approved tariff for power less fuel costs. Both power purchase contracts allow the Joint Venture to adjust the minimum amount of electricity required to be purchased by the power purchasers and Jiaozuo Mill may request the Joint Venture to adjust the minimum amount of electricity required to be purchased by Jiaozuo Mill, in all cases, upon prior notice.

                  There are no specific provisions regarding liquidated damages upon early termination of either power purchase contract. However, in the case of early termination due to Henan Power's default, Henan Power is obligated under the power purchase contract, to the extent permitted by law, to transmit electricity generated by the Joint Venture's power plant to any entity designated by the Joint Venture which is interconnected with Henan Power.

                  Construction. Jiaozuo Wan Fang is directly managing the construction of the power plant. Jiaozuo Wan Fang has hired the Henan Power Design Institute for the project design and Henan Provincial No. 1 Power Construction Company and Henan Provincial No. 2 Power Construction Company as contractors for civil and installation work. Although no heat rate (the term "heat rate" refers to a power plant's thermal efficiency), output or completion guarantees are being provided by the contractors, these two contractors have built a number of similar power plants. In addition, more than 100 of such 125 MW units have been delivered by their manufacturer, Shanghai Electric Corporation ("Shanghai Electric"), which is providing a limited two-year warranty of the units. An independent engineering company, Bechtel Power Corporation, has been retained by Jiaozuo Wan Fang to manage scheduling and procurement. The construction risk in the case of this project is also mitigated by the tariff formula set forth in the power purchase contract which provides for an increase in the tariff payable by the power purchaser sufficient to compensate the Joint Venture for any reduction in heat rate and capacity resulting from the contractor's performance failure.

                  Interconnection and Dispatch. The interconnection facilities are being constructed by Henan Power. Jiaozuo Wan Fang has agreed to provide a loan in the amount of approximately $9.9 million to Henan Power for the design and construction of the interconnection facilities. When in commercial operation, the power plant will be dispatched by Henan Power. The Joint Venture is required under its dispatch contract with Henan Power to cause the power plant to maintain an annual minimum availability. If this annual minimum availability is not met, the minimum amount required to be purchased by Henan Power may be reduced proportionately.

                  Fuel. Jiaozuo Wan Fang plans to enter into one-year fuel supply contracts for the purchase of anthracite coal from mines in Jiaozuo and mines located approximately 120 kilometers from the power plant. The price for coal is to be negotiated periodically with the mine owners. Jiaozuo Wan Fang will arrange for the transportation of the coal by truck to the power plant.

                  Operation.  Jiaozuo Wan Fang will operate the power plant.

                  Wuhu Grassy Lake

                  The Power Plant. The Wuhu Grassy Lake power plant is a 2 x 125 MW coal-fired power plant located near Wuhu, Anhui Province. It is the phase IV expansion of an existing 325 MW coal-fired power station. The first unit of the power plant commenced commercial operation in September 1996. The second unit is scheduled to commence commercial operation in the second quarter of 1997.

                  Joint Venture. The Wuhu Grassy Lake power plant is owned by Wuhu Shaoda Electric Power Development Company Ltd. ("Wuhu Shaoda"), a 20-year equity joint venture formed by CPI, Anhui Liyuan Electric Power Development Company Limited ("Anhui Liyuan"), Wuhu Energy Development Company Limited ("Wuhu Energy") and a wholly owned subsidiary of the Company. The board of directors of Wuhu Shaoda consists of nine directors, of which two are appointed by the Company. The Company also appoints one of the two vice chairmen and the deputy general manager responsible for supervising the operation and maintenance of the power plant.

                  Financing. The approved total investment in the Joint Venture is $118.4 million. The Joint Venture's approved registered capital is $30.0 million. The Joint Venture partners of Wuhu Shaoda have committed to contribute their registered capital according to their respective ownership interests as follows: (i) CPI, $13.5 million (45%), (ii) the Company, $7.5 million (25%),
(iii) Anhui Liyuan, $6.0 million (20%) and (iv) Wuhu Energy, $3.0 million (10%). As of November 30, 1996, the estimated total cost of this project was in line with the approved total investment. The difference between the total investment and the registered capital of Wuhu Shaoda has been financed through a bank facility and shareholder loans arranged by the Joint Venture partners. Wuhu Shaoda has entered into a $65.0 million term loan facility (the "Term Loan") with a syndicate of lenders. The first drawdown of the Term Loan took place in August 1996. The Term Loan is to be repaid in 11 successive semi-annual installments beginning April 22, 1998. In addition to the Term Loan, the Company has committed to provide an $18.0 million subordinated loan (the "AES Loan") and Anhui Liyuan has committed to provide up to $4.6 million and Wuhu Energy has committed to provide up to $2.3 million in subordinated shareholders' loans to the Joint Venture. The Company has guaranteed to the lenders of the Term Loan certain obligations of its wholly owned subsidiary under the joint venture contract, including the obligation to fund the AES Loan and certain other liabilities which, in the aggregate, do not exceed $6.0 million.

                  Dividend payments are subject to certain restrictions under the Term Loan. No dividend distributions by the Joint Venture are permitted if certain debt service coverage ratios are not met.

                  Power Purchase. The electric power from the power plant will be purchased by Anhui Provincial Electric Power Corporation ("Anhui Power") pursuant to a 20-year operation and offtake contract dated as of July 5, 1996, between Wuhu Shaoda and Anhui Power. Under the power purchase contract, Anhui Power has agreed to purchase a minimum amount of electricity at a price calculated based upon an agreed tariff formula. In the event that the power plant fails to generate electricity for a period in excess of that permitted for maintenance and repair in the operation and offtake contract and such failure is a result of force majeure or Wuhu Shaoda's failure to perform its obligations under the operation and offtake contract, the minimum amount required to be purchased by Anhui Power may be reduced in proportion to such excess shutdown period, provided that in no event will the electricity payments to be made under the operation and offtake contract be reduced below the amount necessary to allow Wuhu Shaoda to pay all applicable financing costs under the Term Loan, the AES Loan and the other shareholder loans.

                  Construction. The power plant is being designed, engineered and constructed pursuant to a fixed price construction contract between Wuhu Shaoda and Anhui Power. Pursuant to the construction contract, Anhui Power is the principal contractor and is responsible for the timely and successful completion of the power plant. Anhui Power has sub-contracted the design, construction, installation and commissioning work to several of its subsidiaries. Anhui Power is eligible for a bonus in the event of early completion of a unit. If the power plant is not completed by August 1997, Anhui Power is required by the operation and offtake contract nonetheless to commence purchases of the minimum amount of electricity. The construction contract does not obligate Anhui Power to provide guarantees of heat rate or capacity. However, in the event that Anhui Power fails to achieve the design heat rate or nameplate capacity of the power plant, the tariff formula set forth in the operation and offtake contract increases the tariff payable by Anhui Power in a manner that compensates Wuhu Shaoda for the reduction in heat rate and capacity. An independent engineering company, Stone and Webster Management Consultants, has been retained by the lenders of the Term Loan to monitor construction.

                  Interconnection and Dispatch. The power plant is interconnected to the Anhui power grid and is subject to dispatch by Anhui Power pursuant to an interconnection contract between Wuhu Shaoda and Anhui Power.

                  Fuel. As part of its obligations under the operation and offtake contract, Anhui Power is required to supply such fuel as may be necessary to allow the power plant to generate electricity purchased under the operation and offtake contract.

                  Operation. Pursuant to the operation and offtake contract, Anhui Power is responsible for the operation, maintenance and management of the power plant. Anhui Power is responsible for ensuring that the power plant generates the minimum amount of electricity required to be purchased by Anhui Power and is required to compensate Wuhu Shaoda for any resulting shortfall in such minimum amount, unless, as indicated above, the shortfall is the result of force majeure or the failure of Wuhu Shaoda to perform its obligations under the operation and offtake contract.

                  Hefei Prosperity Lake

                  The Power Plant. The Hefei Prosperity Lake power plant is an oil-fired combined cycle power plant consisting of 2 x 38.2 MW gas turbine generating units ("gas turbine unit") and a 1 x 38.8 MW heat recovery steam turbine generating unit ("steam turbine unit"). It is located within the boundaries of an existing 325 MW coal fired power plant in Hefei, Anhui Province. Construction of the power plant commenced in November 1996. The gas turbine unit is scheduled to commence commercial operation in the third quarter of 1997 and the steam turbine unit is scheduled to commence commercial operation in the third quarter of 1998.

                  Joint Ventures. The Hefei Prosperity Lake power plant is owned by Anhui Liyuan AES Power Company Ltd. ("Liyuan-AES") and Hefei Zhongli Energy Company Ltd. ("Zhongli Energy"), two 16-year cooperative joint ventures formed among a wholly owned subsidiary of the Company, Hefei Municipal Construction and Investment Company ("Hefei Construction") and Anhui Liyuan. In accordance with the joint venture contracts, the Company is entitled to appoint four of the seven members of the board of directors and the general manager of each of the Joint Ventures.

                  Financing. The approved total investment in each of Liyuan-AES and Zhongli Energy is $30.0 million. The approved registered capital of each of Liyuan-AES and Zhongli Energy is $15.0 million. The Joint Venture partners in Liyuan-AES and Zhongli Energy have committed to contribute registered capital to each Joint Venture according to their respective ownership interests as follows:
(i) Anhui Liyuan, $3.0 million (20%), (ii) the Company, $10.5 million (70%) and
(iii) Hefei Construction, $1.5 million (10%). As of November 30, 1996, it is estimated that the total cost of Hefei Prosperity Lake will be approximately $64.7 million. The difference between the estimated total cost and the registered capital of each Joint Venture will be financed through shareholder loans or third party debt arranged by the Joint Venture partners. The Company has entered into shareholder loan contracts with Liyuan-AES and with Zhongli Energy pursuant to which the Company has committed to provide loans to the Joint Ventures in an aggregate amount not to exceed $16.0 million.

                  Power Purchase. The power generated by the power plant is purchased by Anhui Power pursuant to a 16-year operation and offtake contract, dated September 26, 1996, between Liyuan-AES and Zhongli Energy, as the sellers, and Anhui Power as power purchaser. Under the operation and offtake contract, Anhui Power has agreed to purchase a minimum amount of electricity at an agreed upon tariff formula or to compensate the Joint Ventures for any shortfall in purchases of such minimum amount based on an approved tariff less approved generation costs. Anhui Power's minimum take obligation under the operation and offtake contract may be reduced in proportion to periods of power plant shutdown or curtailment of generation due to events of force majeure or breach of the operation and offtake contract by the Joint Ventures, provided that in no event will the payments to be made under the operation and offtake contract be reduced below the amount necessary to allow the Joint Ventures to pay all applicable financing costs under the Joint Ventures' loan agreements.

                  Construction. The power plant is being designed, engineered and constructed pursuant to a fixed-price construction contract between the Joint Ventures and Anhui Mingda Power EPC Contract Company ("Mingda"), a wholly owned subsidiary of Anhui Power. Pursuant to the construction contract, Anhui Power is the principal contractor and is responsible for the timely and successful completion of the power plant. Mingda is eligible for a bonus in the event of early or on-time completion of the gas turbine unit and the steam turbine unit but must pay penalties in the event of late completion or not meeting performance guarantees, including heat rate and capacity guarantees. The gas turbine unit and steam turbine unit have been ordered from GEC Alsthom Centrales Energetiques S.A. ("GEC Alsthom"). GEC Alsthom will also provide the conceptual design as a subcontractor to Mingda. If Mingda fails to complete the gas turbine unit by August 1, 1997 and the steam turbine unit by July 1, 1998, Anhui Power's minimum take or pay obligation for the minimum amount under the operation and offtake contract nonetheless commences. An independent engineering company, Black & Veatch International Company, has been retained by the Joint Ventures to monitor construction.

                  Interconnection and Dispatch. The power plant is interconnected to the Anhui power grid and is subject to dispatch by Anhui Power pursuant to an interconnection contract between the Joint Ventures and Anhui Power. Under the operation and offtake contract, Anhui Power, as the operator, is required to indemnify the Joint Ventures for any loss or cost as a result of the breach of the interconnection contract.

                  Fuel. As part of its obligations under the operation and offtake contract, Anhui Power is required to supply such fuel as may be necessary to allow the power plant to generate electricity to be purchased under the operation and offtake contract.

                  Operations. Pursuant to the operation and offtake contract, Anhui Power is responsible for the operation, maintenance and management of the power plant. Anhui Power is responsible for ensuring that the power plant generates the minimum amount and is required to compensate the Joint Ventures for any resulting shortfall in the minimum amount, unless, as indicated above, the shortfall is a result of force majeure or the failure of the Joint Ventures to perform their obligations under the operation and offtake contract.

                  Wuxi Tin Hill

                  The Power Plant. The Wuxi Tin Hill power plant is an oil-fired combined cycle power plant which consists of a 2 x 24 MW gas turbine generating plant and a 15 MW heat recovery steam turbine generating plant located in Xishan (previously known as Wuxi County), Jiangsu Province. The gas turbine generating plant was completed and commenced commercial operation in March 1996 and the heat recovery steam turbine generating plant commenced commercial operation in the first quarter of 1997.

                  Joint Ventures. The Wuxi Tin Hill power plant is owned by Wuxi-AES-CAREC Gas Turbine Power Company Ltd. ("Wuxi-AES-CAREC") and Wuxi-AES-Zhonghang Power Co. Ltd. ("Wuxi-AES-Zhonghang"), two 16-year cooperative joint ventures formed among the Company, China National Aero-Engine Corporation ("CAREC") and Wuxi Power Industry Company ("Wuxi Power"). In accordance with the joint venture contracts, the Company is entitled to appoint four of the eight members of the board of directors, including the chairman of the board, for each of the Joint Ventures, while CAREC and Wuxi Power each is entitled to appoint two members. The chairman of the board of directors of each Joint Venture has the right to break any tie board votes.

                  Financing. The approved total investment in Wuxi-AES-CAREC is $29.5 million. The approved total investment in Wuxi-AES-Zhonghang is $10.5 million. The approved registered capital of Wuxi-AES-CAREC is $11.8 million and the approved registered capital of Wuxi-AES-Zhonghang is $5.0 million. As of November 30, 1996, the estimated total cost of this project was in line with the approved total investment. The Company has contributed $6.5 million to the registered capital of Wuxi-AES-CAREC and $2.8 million to the registered capital of Wuxi AES-Zhonghang. CAREC and Wuxi Power each has contributed $2.7 million to the registered capital of Wuxi-AES-CAREC and each has contributed $1.1 million to the registered capital of Wuxi-AES-Zhonghang. The Company, CAREC and Wuxi Power have entered into shareholder loan agreements with the Joint Ventures pursuant to which they have provided loans to the two Joint Ventures pro rata in accordance with their ownership interests.

                  Power Purchase. Power generated by the power plant is purchased by the Xishan Electricity Management Office ("Xishan Office") under a 16-year power purchase contract, effective May 1995, between Wuxi-AES-CAREC and Xishan Office. Wuxi-AES-CAREC sells the electricity generated by the steam generating plant to Xishan Office on behalf of Wuxi-AES-Zhonghang under a services agreement with Wuxi-AES-CAREC.

                  The power purchase contract requires Xishan Office to purchase a minimum amount of 186 gigawatt hours ("GWh") of electricity per calendar year from the power plant and to compensate the Joint Ventures for any shortfalls in the purchase of such minimum amount based on the most recent tariff for electricity less fuel costs. Pursuant to the power purchase contract, the minimum amount of electricity which Xishan Office is required to purchase from the Joint Ventures may be reduced by the number of peak time shutdown hours which exceeds an agreed number of hours permitted for outages related to the power plant.

                  During 1996, Xishan Office did not purchase the required minimum amount of electricity under the power purchase contract and, accordingly, is required to compensate the Joint Venture for the shortfall. The parties have a disagreement over the amount of the required minimum take. Xishan Office has paid 88% of the amount the Joint Venture believes is due but disputes the balance. The parties also have a disagreement over the amount of construction-period interest that is due in respect of shareholder loans provided to the Joint Venture by its respective partners. The Company believes that the amount at issue in these disagreements is not material to the financial results of the Company.

                  Construction. The construction of the power plant has been managed by the Joint Ventures. The gas turbines were supplied by United Technologies Inc. ("United Technologies"). Pursuant to a maintenance contract with the Joint Ventures, United Technologies will provide 10 years of service and maintenance for the gas turbines. The balance of the plant has been provided by Chinese manufacturers.

                  Interconnection and Dispatch. The interconnection facilities were completed in March 1996 and the power plant is connected to the East China Power Grid. The power plant is currently dispatched under an agreement between Wuxi AES-CAREC and Xishan Power Supply Bureau. A dispatch contract between the Joint Ventures and Jiangsu Provincial Power Bureau Dispatch Center for the dispatch of the power plant is under negotiation.

                  Fuel. Wuxi-AES-CAREC has signed 16-year fuel oil supply contracts with two local State-owned oil companies under the administrative control of the Xishan municipal government. The fuel suppliers are obligated, under the contracts, to pay damages for any failure to supply the power plant with adequate quantities of fuel or fuel not meeting certain specifications. The price of fuel oil to be supplied under these supply contracts is to be negotiated annually. The oil companies are obligated to arrange for the transportation of the fuel to the power plant.

                  Operation.  The power plant is operated by Wuxi-AES-CAREC.

                  Aixi Heart River

                  The Power Plant. The Aixi Heart River power plant is a 50 MW coal-fired circulating fluidized bed power plant located in Nanchuan, Sichuan Province. Construction of the power plant commenced in February 1996, and is expected to be completed in February 1998.

                  Joint Venture. The Aixi Heart River power plant is owned by Sichuan Fuling Aixi Power Company Ltd. ("Fuling Aixi"), a 25-year cooperative joint venture formed by Sichuan Fuling Banxi Colliery ("Banxi Colliery") and a wholly owned subsidiary of the Company. The Company appoints three of the five members of the board of directors as well as the chairman, the general manager and financial controller.

                  Financing. The approved total investment in the Joint Venture is $30.4 million ($30.0 million based on the Renminbi to US dollar exchange rate at the time the approval was granted). The Joint Venture's approved registered capital is $12.1 million. As of November 30, 1996, it is estimated that the total cost of Aixi Heart River will be approximately $39.1 million. The Company has committed to contribute $8.5 million to the registered capital of Fuling Aixi and Banxi Colliery has committed to contribute $3.6 million to the Joint Venture's registered capital. Pursuant to the construction and term loan agreement with Fuling Aixi, the Company has committed to provide a loan in the principal amount of up to $23.5 million to Fuling Aixi. Any difference between the estimated total cost and the committed shareholder loan and approved registered capital will be funded by additional equity contributed pro rata by the shareholders.

                  Power Purchase. Electricity generated by the power plant will be sold to Sichuan Fuling Power Company ("Sichuan Power") under a 25-year power purchase contract. The power purchase contract requires Sichuan Power to purchase a minimum of 270 GWh of electricity per calendar year. In the event that Sichuan Power fails in any calendar year to purchase such minimum amount, Sichuan Power is required by the power purchase contract to make payment for any shortfall at the then current power price less fuel costs. Pursuant to the power purchase contract, if Fuling Aixi fails to deliver electricity to Sichuan Power by the construction completion date specified in the construction contract, it is obligated to pay a penalty to Sichuan Power for each day of delay.

                  Construction. Fuling Aixi has entered into a construction contract with Shanghai Electric to construct the power plant. Certain critical components of the equipment of the power plant (including the coal fluidized bed boilers and their design) are being supplied by Pyropower, Inc. ("Pyropower") pursuant to a supply contract between Shanghai Electric and Pyropower. The balance of the plant is being provided by Chinese manufacturers. Shanghai Electric will provide a one-year warranty of its work. If Shanghai Electric fails to complete construction of the power plant by the guaranteed completion date, the contractor will be required to pay liquidated damages to Fuling Aixi for each day of delay in an amount sufficient to compensate the Joint Venture for penalties due to Sichuan Power under the power purchase contract for delayed commercial operation of the power plant. Under the construction contract, Shanghai Electric has guaranteed all the performance specifications of the power plant, including output, heat rate and emissions. If the power plant fails to achieve the performance specifications, Shanghai Electric will be obligated to pay liquidated performance damages to Fuling Aixi.

                  Interconnection and Dispatch. Sichuan Power is responsible for construction, and has guaranteed the completion, of the interconnection facility by the power plant's performance testing date. If a delay in the completion of the interconnection facility results in delays in commencement of the commercial operation of the power plant, Sichuan Power is obligated to pay Fuling Aixi a penalty for each day of delay. The dispatcher of the power plant has agreed to dispatch the power plant at 100% of its operational capacity during peak hours and at 75% of its operational capacity during off-peak hours.

                  Fuel. Fuling Aixi has entered into a 25-year coal supply contract with Banxi Colliery. Any increase in the price of coal to be paid by Fuling Aixi will only become effective under the coal supply contract when the price of electricity payable by Sichuan Power has been increased to reflect the increased coal cost. The occurrence of a force majeure event will not excuse Banxi Colliery's obligations under the coal supply contract. Banxi Colliery is also obligated to supply coal to the power plant in the case of non-payment by Fuling Aixi for such coal if such non-payment was caused by a failure of Sichuan Power to make a payment to Fuling Aixi under the power purchase contract. If the coal supply contract is terminated by Fuling Aixi on account of Banxi Colliery's default, Banxi Colliery is required to pay a termination charge to Fuling Aixi.

                  Operation.  Fuling Aixi will operate the power plant.

                  Chengdu Lotus City

                  The Power Plant. The Chengdu Lotus City power plant is a 2 x 24 MW natural gas-fired power plant located in Chengdu, Sichuan Province. Construction of the power plant commenced in September 1996 and is scheduled to take 334 days.

                  Joint Venture. The Chengdu Lotus City power plant is owned by Chengdu-AES-Kaihua Gas Turbine Power Co. Ltd. ("Chengdu AES-Kaihua"), a 16-year cooperative joint venture formed by the Company, Chengdu Huaxi Electric Power (Group) Shareholding Company Ltd. ("Huaxi"), Huachuan Petroleum & Natural Gas Exploration Company ("Huachuan") and CAREC. The Company is entitled to appoint three members of the nine-member board of directors of Chengdu AES-Kaihua and the general manager.

                  Financing. The approved total investment in the Joint Venture is $29.8 million. The Joint Venture's approved registered capital is $11.9 million. As of November 30, 1996, it is estimated that the total cost of Chengdu Lotus City will be approximately $37.4 million. The Company has committed to contribute $4.2 million to the registered capital of Chengdu AES-Kaihua. The Company's joint venture partners have committed to contribute the following amounts to the registered capital of the Joint Venture: Huaxi has committed to contribute $3.0 million; Huachuan has committed to contribute $1.2 million; and CAREC has committed to contribute $3.6 million. The Company, Huaxi and CAREC have entered into support contracts with Chengdu AES-Kaihua pursuant to which they have committed to arrange loans for Chengdu AES-Kaihua in the principal amount of $25.3 million to fund the difference between their registered capital contributions and the estimated total cost of the Joint Venture.

                  Power Purchase. Electricity generated by the power plant is to be sold to Huaxi under a 15-year power purchase contract. The power purchase contract requires Huaxi to purchase, in each calendar year, 3,000 hours of electric power based on the net station capacity of the power plant declared by Chengdu AES-Kaihua to be available in such year. If Huaxi fails, for any reason (including due to the failure of the interconnection facilities or natural gas pipeline to be completed), to accept electric power which is made available by Chengdu AES-Kaihua, Huaxi is required by the power purchase contract to pay Chengdu AES-Kaihua for the electricity made available at the then current power price less fuel costs.

                  The tariff payable by Huaxi under the power purchase contract is established annually by the board of directors of Chengdu AES-Kaihua in accordance with a budget which estimates the costs of generating the minimum amount in the following year. The estimated power price becomes the price payable by Huaxi in such following year after its approval by the Chengdu pricing bureau. Any differences between the estimated power price and the actual costs per kWh incurred by Chengdu AES-Kaihua are recovered each year by means of a true-up mechanism.

                  Construction. Chengdu AES-Kaihua has entered into a construction contract with CAREC to construct the power plant. The principal equipment for the power plant, the gas turbine generator sets, is being provided to Chengdu AES-Kaihua pursuant to a supply contract between CAREC and United Technologies. All performance guarantees (including damages for failures to meet heat rate and output guarantees) and warranties of United Technologies under the supply contract have been assigned by CAREC to Chengdu AES-Kaihua. The balance of the plant is being provided by Chinese manufacturers. An independent engineering company, Duke/Fluor Daniel International, has been retained by the Joint Venture to manage scheduling and to ensure equipment performance compliance.

                  Interconnection and Dispatch. The interconnection facility is to be constructed by Huaxi. Chengdu AES-Kaihua has agreed to provide Huaxi with a loan of RMB(Y)15.0 million for the construction of the interconnection facilities. The Joint Venture has entered into a dispatch contract with the Sichuan Dispatch Center, pursuant to which the dispatcher of the power plant has agreed to dispatch the power plant.

                  Fuel. Chengdu AES-Kaihua has entered into a 15-year gas supply contract with Huachuan for the supply of natural gas to the power plant. The gas supply contract requires Huachuan to provide a minimum annual quantity of natural gas to the Chengdu facility which meets certain specifications at a price set by the Chengdu municipal pricing bureau. Any increase in the price of gas to be paid by Chengdu AES-Kaihua will only become effective under the gas supply contract when the price of electricity payable by Huaxi under its power purchase contract has been increased to reflect the increased cost. If Huachuan fails, on any occasion, to deliver gas in the quantities and specifications required by Chengdu AES-Kaihua, Huachuan is obligated under the gas supply contract to indemnify Chengdu AES-Kaihua for the total revenue lost by Chengdu AES-Kaihua due to such failure. Huachuan is also obligated to continue supplying natural gas to the power plant in the case of non-payment by Chengdu AES-Kaihua for such natural gas if such non-payment was caused by a failure of Huaxi to make payment to Chengdu AES-Kaihua under the power purchase contract.

                  Chengdu AES-Kaihua may terminate the gas supply contract for Huachuan's breach of contract, including its failure to deliver natural gas. If Chengdu AES-Kaihua terminates the contract, Huachuan must pay a termination charge similar to the termination charge payable under the power purchase contract. If Huachuan pays this termination charge, the termination charge for which Huaxi would be liable under the power purchase contract as a consequence of Huachuan's default is not applicable. Upon any such payment, Chengdu AES-Kaihua is obligated to transfer the power plant and related gas interconnection facility to Huachuan.

                  Operation.  Chengdu AES-Kaihua will operate the power plant.

                  Cili Misty Mountain

                  The Power Plant. The Cili Misty Mountain power plant, located in Cili County, Hunan Province, consists of a 5.2 MW hydroelectric generating unit ("unit 1"), and two 10.5 MW hydroelectric generating units ("unit 2" and "unit 3"). Unit 1, the original power plant, has been in commercial operation since 1979. Unit 2 went into commercial operation in May 1996 and unit 3 went into commercial operation in February 1997.

                  Joint Venture. The Cili Misty Mountain power plant is owned by Hunan Xiangci-AES Hydro Power Company Ltd. ("Xiangci-AES"), a 25-year joint venture formed by Hunan Cili Electric Power Company ("Cili Electric Power") and the Company. The Company appoints three of the five members of the Joint Venture's board of directors, and appoints the general manager.

                  Financing. The approved total investment and approved registered capital of Xiangci-AES is $14.7 million. The Company contributed $7.5 million to the registered capital of Xiangci-AES and Cili Electric Power contributed all of the assets of the previously existing and operating unit 1 and all of the equipment and materials purchased for the construction of unit 2 and unit 3 which, at the time of the Company's equity contribution to Xiangci-AES, were being incorporated into the project by Cili Electric Power. All liabilities of the power plant incurred prior to the establishment of Xiangci-AES are the sole obligation of Cili Electric Power. As of November 30, 1996, the estimated total cost of this project was in line with the approved total investment.

                  Power Purchase. Electricity generated by the power plant is sold by Xiangci-AES to Cili Electric Power pursuant to a 25-year power purchase contract. Cili Electric Power is required by the terms of the power purchase contract to purchase all of the electricity generated by the power plant and to use its best efforts to purchase electricity in excess of 120 GWh. Since the power plant utilizes hydro power, the extent to which the power plant is able to generate electric power depends upon the flow of river water. Due to a drought in the area, the power plant was not able to generate 120 GWh in 1996. Additionally, Cili Electric Power has indicated to the Joint Venture that load growth in Cili County is likely to be less than anticipated in the near future. Because the power plant is located in an area served by an isolated transmission grid, the Joint Venture is planning to incur additional costs to build a 36 kilometer low voltage transmission line to connect the power plant with the Hunan provincial grid and the larger market it serves. The power purchase contract provides that payment for electricity purchased by Cili Electric Power is based on a tariff which is the higher of a minimum rate and a market rate.

                  Construction. Pursuant to the terms of the joint venture contract, all of the capital contributed by the Company to Xiangci-AES is to be used to complete construction of unit 2 and unit 3. Cili Electric Power was responsible under the terms of the joint venture contract for completing the construction of unit 2 and unit 3. Work on unit 2 and unit 3 began in September 1991, with completion originally targeted for June 1995. Construction of unit 2 was completed and it began commercial operation in May 1996. However, due to problems with installation and an equipment defect, construction of unit 3 was delayed. Xiangci-AES has entered into an agreement with Cili Electric Power pursuant to which the Joint Venture directly assumed the work of completing the construction of unit 3. Cili Electric Power has been discharged from any further obligation to complete the power plant.

                  Interconnection and Dispatch. The power plant is interconnected to the Cili County power grid. The power plant is dispatched by Cili Electric Power.

                  Operation.  Xiangci-AES operates the power plant.

                  Yangchun Sun Spring

                  The Power Plant. The Yangchun Sun Spring power plant, located in Yangchun, Guangdong Province, consists of one existing 8.6 MW diesel engine generating facility which was constructed prior to the Company's involvement, and another 6.5 MW Stork-Wartsila diesel engine generating facility which commenced commercial operation in April 1996.

                  Joint Venture. Yangchun Sun Spring is owned by Yangchun Fuyang Diesel Engine Power Co. Ltd. ("Yangchun Fuyang"), a 12-year cooperative joint venture formed by Yangchun Municipal Power Supply Company ("Yangchun Power Supply"), Shenzhen Futian Gas Turbine Power Co., Ltd. ("Shenzhen Futian") and a wholly owned subsidiary of the Company. The Company has the right to appoint one of the four members of the board of directors of the Joint Venture.

                  Financing. The Company and Shenzhen Futian each has contributed $2.3 million in cash to Yangchun Fuyang for their respective 25% ownership interests. Yangchun Power Supply has contributed land use rights, and all the fixed assets of the existing plant and all the equipment and materials purchased for the unit then under construction as its registered capital for a 50% ownership interest in Yangchun Fuyang.

                  Power Purchase. The electricity generated from the power plant is purchased by Yangchun Municipal Power Supply Bureau ("Yangchun Power Bureau") under a 12.5-year power purchase contract. The Yangchun Power Bureau is required by the power purchase contract to purchase at least 34.4 GWh each year commencing on January 1, 1995 and at least 58 GWh each year after December 31, 1995. The Yangchun Power Bureau is required to pay for such minimum amounts of electricity even if it does not or cannot purchase such minimum amounts. The Yangchun Power Bureau's payment obligation is secured by a pledge of the annual profit from a 13 MW hydro power plant owned by the Yangchun City People's Government.

                  Construction and Management. Yangchun Fuyang and Yangchun Power Supply have entered into a 12.5-year construction and management contract. The contract calls for Yangchun Power Supply to assume full responsibility for the operation and maintenance of the power plant on behalf of Yangchun Fuyang in compliance with the power purchase contract, and to supply fuel to the power plant. The construction and management contract provides for scheduled distributions to the Company and Shenzhen Futian beginning on March 31, 1996 and continuing on a semi-annual basis for the remainder of the contract term. The amounts are adjusted if the foreign exchange rate between the U.S. dollar and Renminbi exceeds or falls below specified thresholds. Yangchun Power Supply has pledged its registered capital interest in Yangchun Fuyang as security for its obligations to make scheduled distributions to the Company and Shenzhen Futian under the construction and management contract.

                  Interconnection and Dispatch. The power plant is interconnected to the Yangchun municipal power grid. The power plant is dispatched by the Yangchun Electric Dispatch Office pursuant to a dispatch contract between the Joint Venture and the Yangchun Power Bureau.

                  Fuel. Fuel oil required for the power plant is supplied by Yangchun Power Supply.

                  Operation.  Yangchun Fuyang operates the power plant.


Description of the Potential Projects

                  This section contains descriptions of projects, other than the Current Projects, for which the Company has signed a joint venture contract. However, in none of the following projects has the Company funded its equity contribution to the registered capital of the joint venture. After the Amalgamation, the ability of the Company to make investments in the Potential Projects would be substantially limited by the AES Debt Covenants.

                  Under PRC law, joint venture contracts only become effective after issuance of certain required government approvals. Some of the Company's joint venture contracts and project contracts for projects in development are also subject to the satisfaction or waiver of certain significant contractual conditions precedent. The conditions precedent specified in such contracts must be satisfied before the Company will contribute to the registered capital of the applicable joint venture. These conditions precedent may include the negotiation and execution of further substantial project contracts or the receipt of certain government approvals.

                  Some of the required government approvals have not been obtained for each of the projects described in this section and receipt of such approvals is not certain. In addition, substantial uncertainties exist with regard to the ability of the parties to the joint venture contracts and other project contracts to satisfy the conditions precedent in those documents. Certain of these conditions involve subjective determinations by one or more parties enabling the parties, by the terms of the contracts, to exercise considerable discretion in making such determinations. No assurances can be given that governmental approvals will be received, conditions precedent will be satisfied, or that the joint ventures described in this section will be funded.

                  The projects described in this section are at various stages of negotiation and discussion. The Company and PRC Government authorities, including power bureaus, pricing bureaus, industrial customers and other third parties, must still reach agreement on a number of commercial and technical issues. There can be no certainty that the parties to these negotiations will reach agreement with the Company and that the projects described in this section will be completed. Moreover, the final terms of the contracts relating to these projects may differ materially from the terms described below, and the terms may be revised even after a joint venture contract or other project contract has been signed or becomes effective. The Company may also decide from time to time to change its investment strategies regarding development of the projects described in this section. Among other things, the Company may increase the levels of registered capital contemplated for such projects. Furthermore, the Company may in the future be unable to, or elect not to, proceed with one or more, or any, of the projects described in this section. The Company in the past has signed a number of joint venture contracts for projects that it is no longer pursuing.

                  Yangcheng Sun City

                  The Yangcheng Sun City power plant is a 6 x 350 MW coal-fired power plant to be located near Yangcheng, Shanxi Province. The Yangcheng Sun City power plant is to be owned by Yangcheng International Power Generating Company Ltd. ("Yangcheng International Power"), a 20-year cooperative joint venture formed by North China Electric Power Group Corporation ("North China Power"), Jiangsu Province Investment Corporation ("Jiangsu Investment"), Shanxi Energy Enterprise (Group) Company ("Shanxi Energy"), Shanxi Provincial Power Company ("Shanxi Power"), Jiangsu Provincial Power Company ("Jiangsu Power") and the Company.

                  The approved total investment in Yangcheng International Power is approximately $1.6 billion. The approved registered capital of Yangcheng International Power is 25% of the total investment, equal to $392.9 million. The respective ownership interests of the shareholders in Yangcheng International Power are as follows: the Company-25%, North China Power-25%, Jiangsu Investment-20%, Shanxi Energy-16%, Shanxi Power-10% and Jiangsu Power-4%. Hence, the Company's registered capital contribution will be approximately $98.2 million. The difference between the total investment and the total registered capital of the joint venture is expected to be financed through debt arranged or guaranteed by the Chinese parties. It is anticipated that export credit agency loan guarantees from the Export-Import Bank of the United States and Hermes Kreditversicherungs-Aktiengesellschaft of approximately $800 million will be provided to Yangcheng International Power. The export credit agency loan guarantees are expected to be supported by guarantees from the Construction Bank of China.

                  Pursuant to the joint venture contract, the Company is entitled to appoint two members of the nine-member board of directors of Yangcheng International Power, one of the three vice chairmen, and a deputy general manager of the power plant.

                  Preliminary work on the site has begun. Equipment supply contracts were executed in Beijing in September 1996 with Siemens Ltd., which will supply the turbines and generators, and with Foster Wheeler Energy International, which will supply the boilers. Shanxi Power has been selected as the turnkey contractor, and negotiations are currently underway with Shanxi Power on the engineering, procurement and construction contract.
It is anticipated that the power plant will require five years to be completed.

                  The power plant will primarily utilize local sources of low-cost anthracite coal. The coal is available from several coal mines owned and operated by Shanxi provincial government entities located within 30 kilometers of the power plant site. Long-term fuel supply contract negotiations with Shanxi Provincial Coal Sales and Transportation Company will commence in the near future. It is anticipated that the project will also be operated by Yangcheng International Power.

                  Electric power from the plant will be transmitted over a 730 kilometer transmission line to Jiangsu Power in Jiangsu Province, on the eastern coast of China. The construction of the transmission line is not part of the investment of the joint venture. It will be constructed and financed by the Chinese shareholders in Yangcheng International Power pursuant to a separate arrangement.

                  Following State Planning Commission approval of the project feasibility study in March 1996, negotiations commenced on the principal project agreements.

                  The ability of the Company to make an investment in the Yangcheng Sun City project following the Amalgamation is contingent on, among other things, the consent of the Company's partners in such project and the approval of the relevant PRC Government authorities.

                  Other Potential Projects

                  Tianjin TEDA. The Tianjin TEDA power project, to be located in the Tianjin Economic-Technological Development Area near Tianjin, is a 100 MW coal-fired cogeneration project consisting of 3 x 220 ton circulating fluidized bed boilers and 2 x 50 MW steam turbine units. The first phase will consist of one boiler and one steam turbine. The Tianjin TEDA power plant is to be owned by the Tianjin TEDA AES Power Company Ltd., a 20-year cooperative joint venture formed by a wholly owned subsidiary of the Company and the Tianjin Economic Development Corporation ("Tianjin Development"). Total investment in the joint venture is expected to be approximately $95 million. Registered capital of the joint venture is expected to be 40% of the total investment. Unless third-party debt can be arranged, the parties will contribute shareholder loans representing 60% of the total investment. The Company has a 70% ownership interest and Tianjin Development has a 30% ownership interest in the joint venture. Applications for approval of the project have been made to the State Planning Commission and MOFTEC. The joint venture contract will become effective upon satisfaction of certain conditions precedent.

                  Nanpu Southern Delta. The Nanpu Southern Delta power plant, to be located in Huian County Fujian Province, is a 700 MW coal-fired power plant consisting of 2 x 350 units. The Nanpu Southern Delta power plant is to be owned by the Fujian Nanpu Power Company Limited, a 19-year cooperative joint venture formed by the Company, the Fujian Provincial Power Bureau ("Fujian Power") and CPI. The total investment in the joint venture is expected to be approximately $600 million and the registered capital is expected to be approximately $150 million. The project costs in excess of the registered capital are expected to be financed through limited-recourse project financing. CPI and Fujian Power have committed to obtain, on behalf of the project company, all necessary approvals, including those from the State Planning Commission, MOFTEC and SAFE. Negotiation of the power purchase contract and other project documents has commenced. The project has received its initial project approval from the State Planning Commission, and Fujian Power has commenced the preliminary design work for the power plant at its own cost.

                  The ability of the Company to make an investment in the Nanpu Southern Delta project following the Amalgamation is contingent on, among other things, the consent of the Company's partners in such project and the approval of the relevant PRC Government authorities.


Employees

                  At January 31, 1997, the Company employed 69 people, 24 of whom are involved in operations or construction.


Passive Foreign Investment Company Status

                  The Company has determined that it was not a Passive Foreign Investment Company ("PFIC") for U.S. federal income tax purposes for its fiscal years ended November 30, 1995 and 1996. However, the Company has determined that, subject to the "start-up" exception discussed below, it was a PFIC for its initial taxable year, the fiscal year ended November 30, 1994, due to the fact that, pending the investment of its funds in electric power generation projects in China, the Company had invested in marketable securities that constituted assets giving rise to passive income. The Company believes that it retroactively avoided PFIC status for the fiscal year ended November 30, 1994 by qualifying under the so-called "start-up" exception. Under this exception, a corporation that would otherwise be a PFIC with respect to its initial taxable year will generally not be so treated if it is not a PFIC in each of the succeeding two years. Since the rules regarding PFICs are very complicated, U.S. shareholders should consult their own tax advisors for further information.

                  (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  Not applicable.


Item 2.  Properties

                  The Company leases its principal office in Beijing, People's Republic of China. The Company also leases a regional office in Hong Kong. The Beijing lease expires in July 1997. The Company's regional office in Hong Kong is comprised of two floors with the lease expiring in May 1997.

                  The following table shows the material properties which the Company's subsidiaries and other joint ventures in which the Company invests lease or for which they have land use rights.

                                                                Expiration or        Approximate     Plant
Plant or Project       Location               Land Use Rights   Term of Land Use     Area            Description
                                                                Rights
---------------------  ---------------------  ----------------  -------------------  --------------  ---------------

Anhui Liyuan-AES       7 Dang Shan Road,      Lease of Land     March 28, 2012       13,850 m2*      Oil-fired
Power Company Ltd.     Hefei City, Anhui      Use Right                                              Combined
                       Province, People's                                                            Cycle
                       Republic of China                                                             Gas-steam
                                                                                                     Turbine
                                                                                                     Facility

Chengdu AES-Kaihua     Sichuan Sino-US        Acquisition of    March  2045          21,722 m2       Natural
Gas Turbine Power      (Foreign) Medium &     Land Use Right                                         Gas-fired
Co. Ltd.               Small-sized                                                                   Simple Cycle
                       Enterprises                                                                   Gas Turbine
                       Development Zone,                                                             Facility
                       Jin Tang County,
                       Sichuan Province,
                       People's Republic
                       of China

Hefei Zhongli          7 Dang Shan Road,      Lease of Land     March 17, 2012       13,850 m2*      Oil-fired
Energy Company Ltd.    Hefei City, Anhui      Use Right                                              Combined
                       Province, People's                                                            Cycle
                       Republic of China                                                             Gas-steam
                                                                                                     Turbine
                                                                                                     Facility

Hunan Xiangci-AES      Chao Wang Ta Yi        Transfer /        October 7, 2019      48,110 m2       Hydroelectric
Hydro Power Company    Zu and Pi Pa Zhou      Assignment of                                          Facility
Ltd.                   Tou, Chengguan,        Land Use Right
                       Cili County,
                       Hunan Province,
                       People's Republic
                       of China

Jiaozuo Wan Fang       Zhao Zhang Gong        Transfer /        April 25, 2019       481,490 m2      Pulverized
Power Company Ltd.     Village, Dong Kong     Assignment of                                          Coal-fired
                       Zhuang Village,        Land Use Right                                         Facility
                       Daiwang Town,
                       Machun District,
                       Jiaozuo City, Henan
                       Province, People's
                       Republic of China

Sichuan Fuling Aixi    Qiaobang Village,      Acquisition of    March 24, 2026       140,977 m2      Coal-fired
Power Company Ltd.     Longhua Town,          Land Use Right                                         Circulating
                       Nanchuan City,                                                                Fluidized Bed
                       Sichuan Province,                                                             Boiler
                       People's Republic                                                             Facility
                       of China

Wuhu Shaoda            Xi He Shan, Wuhu       Lease of Land     July 10, 2008+       41,658 m2       Coal-fired
Electric Power         City, Anhui            Use Right                                              Facility
Development Company    Province, People's
Ltd.                   Republic of China

Wuxi-AES-CAREC Gas     Xi Zhang Village       Acquisition of    November 22, 2012    73,103 m2*      Oil-fired Gas
Turbine Power          and Sheng Feng         Land Use Right                                         Turbine
Company Ltd.           Village, Qianqiao                                                             Facility
                       Town, Xishan City,
                       Jiangsu Province,
                       People's Republic
                       of China

Wuxi-AES-Zhonghang     Xi Zhang Village       Acquisition of    November 22, 2012    73,103 m2*      Heat Recovery
Power Company Ltd.     and Sheng Feng         Land Use Right                                         Steam Turbine
                       Village, Qianqiao                                                             Facility
                       Town, Xishan City,
                       Jiangsu Province,
                       People's Republic
                       of China

Yangchun Fuyang        Side of Kongdong       Transfer /        March 26, 2045       625 m2          Diesel Engine
Diesel Engine Power    110kV Substation,      Assignment of                                          Facility
Co. Ltd.               Chuncheng Town,        Land Use Right
                       Yangchun City,
                       Guangdong Province,
                       People's Republic
                       of China



---------------------------


*    Land use rights shared by two plants or projects at the same location.

+ The lessor is Wuhu Energy Development Company ("WED") which is granted the land use rights of the site by the State for a term of 40 years up to April 16, 2036. WED guaranteed to extend the lease term with the joint venture prior to its expiration, and obtain the required registration with the Land Bureau to ensure that the joint venture has the land use right of the site for its entire term of operations.



Item 3.  Legal Proceedings

                  On November 22, 1996, an action was filed against AES in the Court of Chancery of the State of Delaware in and for New Castle County, by a holder of 750 shares of AES Chigen Class A Common Stock, individually and on behalf of a purported class of public shareholders of the approximately 8.2 million outstanding AES Chigen Class A Common Stock. The complaint seeks preliminarily and permanently to enjoin AES from acquiring the outstanding shares of AES Chigen which it does not already own. In addition, the complaint seeks unspecified damages, including attorneys' fees and costs.

                  AES Chigen is not named in the suit. Plaintiff's allegations state that AES, as the controlling shareholder of AES Chigen, breached its fiduciary duties to treat the plaintiff class with entire fairness in connection with AES's execution of an agreement with AES Chigen to acquire the outstanding AES Chigen Class A Common Stock at an allegedly grossly inadequate price.

                  The parties have entered into a stipulation extending, until March 24, 1997, AES's time to answer, move or otherwise plead to the complaint and answer or object to plaintiff's pending document production request. Plaintiff has the right to move for an order requiring an earlier response. AES has informed AES Chigen that it believes that it has meritorious defenses to the lawsuit and intends to defend against it vigorously. The parties to the Amalgamation Agreement intend to proceed with the Amalgamation, subject to shareholder approval and the satisfaction of the other conditions contained in the Amalgamation Agreement, unless enjoined.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

                  (a)  Market Information

                  The Class A Common Stock is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "CHGNF". The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock as reported by NASDAQ National Market System. There is no market for the Class B Common Stock.

          1996 Fiscal Quarters         High                      Low
          ------------------------    ------                    -------
          First Quarter                9 1/4                     7 1/2
          -------------------------
          Second Quarter              10 1/2                     8 3/8
          -------------------------
          Third Quarter               10 5/8                     8 5/8
          -------------------------
          Fourth Quarter              14                         8 1/2


          1995 Fiscal Quarters         High                      Low
          -------------------------   ------                    -------
          First Quarter               10 3/4                     8 1/4
          -------------------------
          Second Quarter               9 1/4                     8
          -------------------------
          Third Quarter               10 3/4                     8
          -------------------------
          Fourth Quarter              10 1/8                     8 1/8

                  The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  (b)  Holders

                  As of January 31, 1997, there were approximately 171 record holders of the Class A Common Stock. AES is the only holder of Class B Common Stock.

                  (c)  Dividends

                  No dividends were paid on the Class A Common Stock or Class B Common Stock during the years ended November 30, 1996 and 1995. The Company does not currently intend to pay dividends in the foreseeable future. See "Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of current and potential restrictions on the ability of the Company and its project companies to pay dividends, which discussion is incorporated herein by reference.

                  (d)  Bermuda Law

                  The Company is organized under the laws of Bermuda. No Bermuda withholding tax is imposed on dividends paid by the Company. No reciprocal tax treaty affecting the Company exists between Bermuda and the United States.

Item 6.  Selected Financial Data.

                                                                              (in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------

For the Years Ended November 30, 1996 and 1995
For the Period from December 7, 1993  (inception)  to November        1996              1995              1994
30, 1994
--------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA
Revenue                                                         $          9,212   $         1,382  $            38
Operating costs and expenses                                               8,867             9,894            6,995
Operating income/(loss)                                                      345           (8,512)          (6,957)
Income/(loss) before taxes and minority interest                           4,804             2,223            (368)
Net income/(loss)                                                          4,140             2,138            (371)
Net income/(loss) per share                                                 0.26              0.12           (0.03)
Cash dividend per share                                                        0                 0                0

--------------------------------------------------------------------------------------------------------------------

As of November 30                                                     1996              1995              1994
--------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Total assets                                                    $        280,698   $       229,871          210,870
Loans from minority shareholders (long-term)                              34,933             6,666                0
Shareholders' equity                                                     190,355           187,585          201,584




Item 7.  Discussion and Analysis of Financial Condition and Results of
         Operations.

                  The Company, directly and through its wholly owned offshore subsidiaries, engages in the development, construction, operation and ownership of electric power generating facilities in the PRC by means of its participation in joint ventures. The Company currently owns interests in eight power plants with an aggregate nameplate capacity of approximately 818 MW. See "Description of the Current Projects." The Company is considering an investment in Yangcheng Sun City, a project with an aggregate nameplate capacity of 2,100 MW, and is also considering investments in two other power projects. See "Description of the Potential Projects." After the Amalgamation, the Company's ability to invest in projects will be substantially limited by the AES Debt Covenants.

                  Because of the significant magnitude and complexity of constructing electric power plants in the PRC, construction periods generally range from one to five years, depending on the size of the power plant, the technology utilized and the location. A power plant does not produce revenues until it is completed. If construction is delayed, revenues from the power plant will be similarly delayed and perhaps, if the delay is extended, lost. Additionally, the cost of developing power plants is substantial. The Company capitalizes its development costs and seeks to recover them at the financial closing of a power plant and by amortizing them over the life of the Joint Venture. However, if a power plant under development is abandoned or not financed and completed, such development costs may be unrecoverable.

                  The construction of an electric power generation plant, including its ancillary facilities such as a transmission line or substation, may be adversely affected by many factors commonly associated with the construction of infrastructure projects, including shortages of equipment, materials and labor, as well as labor disputes, adverse weather conditions, natural disasters, accidents and other unforeseen circumstances and problems. Any of these could cause completion delays and cost overruns. Delays in obtaining requisite licenses, permits or approvals from government agencies or authorities could also increase the cost or delay or prevent the commercial operation of a project. Construction delays can result in the loss or delayed receipt of revenues and, if completion is delayed beyond the completion date specified in the power purchase contract, the payment of penalties. Additionally, the failure to complete construction according to specifications can result in reduced plant efficiency, higher operating costs and reduced or delayed earnings.

                  The economics of any electric power project, once in commercial operation, are primarily a function of the tariffs to be paid and the quantity of electricity which is purchased. The Company shares in the net income of the Joint Ventures for the duration of their terms. The Joint Ventures generate revenues through the sale of electricity to power purchasers pursuant to long-term power purchase contracts. These contracts require the power purchaser to purchase and pay for minimum quantities of electricity annually or to pay for such quantities if not purchased, in either case at prices determined according to tariff formulas set forth in the power purchase contracts. These tariff formulas are designed, based on the minimum take obligation of the power purchaser, to be sufficient to pay the operating costs and financing costs of the project and to enable the Company to realize a return on its investment.

                  While the relevant PRC pricing bureaus have committed to utilize the Joint Ventures' formulas in establishing and adjusting tariffs, there can be no assurance that the relevant pricing bureaus will calculate and adjust tariffs in accordance with these tariff formulas. On April 1, 1996, a new law governing the electric power sector in the PRC came into effect. The law establishes, among other things, broad principles with respect to the methodology of calculating and setting electric power tariffs. Detailed regulations with respect to tariff calculation and tariff setting are expected to be promulgated in the near future by the Central Government. There can be no assurance that such regulations, when promulgated, will not adversely affect the tariff structures which the Company's Joint Ventures have adopted.

                  Demand for power produced by a power plant is determined by the demand for electric power in the area served by the power plant and the degree to which the power plant is dispatched. If the plant is dispatched above the minimum quantity required to be purchased under the power purchase contract, these sales will generate additional income for the joint venture and enhance its profitability. If demand is significantly below the minimum level, the joint venture can look only to the credit of the power purchaser to pay the required amount. The Company focuses its development efforts on power plants that will provide power to areas of high demand relative to existing and planned capacity.

                  Some regions or cities in the PRC have experienced slower economic development in recent years. As a consequence, load growth in the PRC, while generally increasing in the country overall, has exhibited uneven development. Some of the Joint Ventures' power plants are designed to provide peaking power. Such plants are dispatched only after base load power stations have been brought on-line and reached maximum capacity. If electric power demand proves less than expected in an area, additional peak or base load power may not be required in the area or may be required at lower than expected levels. The Company's Joint Ventures seek to mitigate this risk by entering into take-or-pay power purchase arrangements and by entering into dispatch contracts with PRC electric power dispatching authorities which obligate the dispatchers to dispatch the power plants at their full capacity for a minimum number of hours each year. There can be no assurance, however, that the Joint Ventures will not experience difficulty in enforcing take or pay contract obligations or such dispatch contract obligations if electric power in an area proves not to be needed by the affected power purchaser and dispatcher.

                  The operation of an electric power generation plant may be adversely affected by many factors such as the breakdown or failure of equipment or processes, performance below expected levels of output or efficiency, labor disputes, operational errors, natural disasters, and the need to comply with the directions of the relevant government authorities, the dispatcher and power purchaser of a power plant. In addition, such operation may be hampered by insufficient or poor quality fuel caused by either inadequate supply or transportation or arrangements therefor.

                  In all of its projects, the Company and its Joint Ventures are relying on the reliability and creditworthiness of PRC entities such as its partners, contractors, customers, suppliers, operators, guarantors, lenders and others who are parties to agreements with the Company or its Joint Ventures. While the Company believes that these counterparties have the ability to perform and will perform their obligations, the reliability and creditworthiness of PRC entities are difficult to ascertain. In most cases, the Company, in assessing the reliability and credit standing of counterparties, is relying on financial or other information provided to the Company or its Joint Ventures by such parties or others, or from information and sources publicly available in the PRC. The Company can offer no assurance that this information is accurate or that these counterparties will meet their contractual obligations. The failure of any one of these counterparties to fulfill its obligations to a Joint Venture could have a substantial negative impact on such Joint Venture's operations.

                  In a number of cases, the Company's partner in a Joint Venture controls or is affiliated with the power purchaser, contractor, operator and/or fuel supplier of the project. It is possible, in these cases, that such arrangements may result in one or more of these parties having a conflict of interest in a project, which could have an adverse effect on the Joint Ventures' operations.

                  The Company receives cash from the Joint Ventures in the form of equity distributions and payments of principal and interest on shareholder loans made by the Company or by its wholly owned subsidiaries to the Joint Ventures. In a number of cases, the Company has, or anticipates having, priority in the payment of dividends over the Chinese partners to the Joint Venture. The Company's shareholder loans rank as general obligations of the Joint Ventures, except in some instances in which third party financing has been secured or will be secured for the Joint Venture. Under these circumstances the shareholder loans generally are, or will be, subordinated to such third party debt.

                  The Company's revenue growth will depend in large part on the Company's ability to bring the Joint Ventures' power plants currently under construction into commercial operation. The Company's revenue growth will also depend on its ability to secure financing and achieve financial closing, construction completion and commercial operation of the Potential Projects and other future project opportunities, subject to the limitations that would be imposed by the AES Debt Covenants following the Amalgamation.

Results of Operations

                  The discussion set forth below relates to the results of operations and financial condition of the Company for, and as of the end of, the years ended November 30, 1996 and 1995 and the year ended November 30, 1995 and the period from December 7, 1993 (the date of the Company's establishment) to November 30, 1994, and the following should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

                  Years ended November 30, 1996 and 1995

                  Revenues and Costs of Sales. Total revenues increased from approximately $1.4 million to $9.2 million from 1995 to 1996. Costs of sales, which include fuel, operations and maintenance expenses, depreciation and amortization, increased from approximately $600,000 to $5.4 million from 1995 to 1996. The increases in revenues and costs of sales were due primarily to the commencement of operations of the Wuxi Tin Hill project. The increase in revenues generated in 1996 from the operations of the Wuxi Tin Hill project was offset, in part, by a decrease in revenues generated pursuant to the payment of construction delay fees paid by the contractor of the Cili Misty Mountain project. The Company was entitled to construction delay payments from the contractor through March 11, 1996 to compensate for the lost generation.

                  Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses decreased $5.8 million from $9.3 million in 1995 to $3.5 million in 1996. The decrease was primarily due to the capitalization of a higher proportion of development costs associated with projects which have achieved financial closing or which have achieved certain project-related milestones.

                  Interest Income. Interest income in 1996 and 1995 was primarily generated by income from marketable securities purchased with the proceeds received from the Company's 1994 initial public offering. Interest income in 1996 decreased $4.1 million from $10.5 million to $6.4 million compared with 1995. The decrease in interest income for 1996 was primarily due to a lower average amount of funds available for marketable securities investment due to capital investments in Joint Ventures, as well as the repurchase of a portion of the outstanding shares of the Class A Common Stock.

                  Interest Expense. In 1996, interest expense of $1.1 million related primarily to the interest on two minority shareholder loans to Wuxi-AES-CAREC.

                  Amalgamation Cost. In 1996, amalgamation cost of $1.4 million related to expenses incurred in pursuing the proposed Amalgamation with AES announced in November 1996.

                  Year ended November 30, 1995 and the period from December 7, 1993 (the date of the Company's establishment) to November 30, 1994

                  Revenues and Costs of Sales. Total revenues increased from approximately $38,000 to $1.4 million from 1994 to 1995. There were two components to revenues generated in 1995: (i) revenue generated by electricity sales from the Cili Misty Mountain project, which increased from approximately $38,000 to $0.7 million from 1994 to 1995, and (ii) revenue generated pursuant to the payment of construction delay fees of approximately $0.7 million paid by the contractor of the Cili Misty Mountain project. Costs of sales increased from approximately $68,000 to $0.6 million in 1995. The significant increases in revenues generated and costs of sales in 1995 were primarily attributable to a full year of operations for the Cili Misty Mountain project, commencing in November 1994.

                  Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses increased by $2.3 million from $6.9 million in 1994 to $9.2 million in 1995. The increase in development, selling, general and administrative expenses was primarily due to the hiring of additional employees in 1994 and 1995 for the development of power plants and the financial management of the Joint Ventures in China. The increase was offset in part by capitalization of development costs associated with projects which achieved certain project related milestones.

                  Interest Income. Interest income increased approximately $3.9 million from $6.6 million to $10.5 million from 1994 to 1995. The increase was due primarily to proceeds received from the Company's initial public offering being available for investment in marketable securities for all of 1995, while such proceeds were only available the previous year beginning in the second quarter of 1994. In addition, interest rates on the Company's marketable securities were somewhat higher during 1995. These factors were offset in part by the Company's investment in Yangchun Fuyang in March and September 1995 and Wuxi-AES-CAREC and Wuxi-AES-Zhonghang beginning in May 1995 and due to the repurchase by the Company during 1995 of a portion of the outstanding shares of Class A Common Stock.

Liquidity and Capital Resources

                  The Company's business has required substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its Joint Ventures. Since commencing business, the Company had entered into commitments to invest a total of approximately $259.6 million in the form of equity contributions and loans to its Joint Ventures, of which $165.7 million had been invested as of January 31, 1997. If the Amalgamation is not consummated or the AES Debt Covenants otherwise do not apply, the Company would expect to incur additional commitments in the future in connection with the development, acquisition, construction, ownership and operation of additional electric power plant and related facilities in China.

                  The Company has financed its investments to date out of the proceeds of its initial public offering in 1994. On December 19, 1996, the Company completed the issuance of $180 million principal amount of the 2006 Notes. The proceeds, net of underwriting discounts and commissions and other offering costs, were approximately $173.9 million. Pursuant to the terms of the Indenture for the 2006 Notes, the Company was required to deposit approximately $27.1 million in an interim reserve account to make interest payments on the 2006 Notes through June 15, 1998, and approximately $9.1 million in a debt payment reserve. The Company intends to use the available proceeds of the 2006 Notes to fund investment commitments to the Current Projects, for general corporate purposes and, to the extent funds are available and subject to the AES Debt Covenants, for the Potential Projects and other future projects. Pending such use, the Company will invest such proceeds in marketable securities that are Permitted Investments as defined in the Indenture for the Notes. The proceeds of the Notes together with the Company's existing cash and cash equivalents are expected to be sufficient to enable it to fund its commitments to the Current Projects together with its investment in a portion of one or more of the Potential Projects or other future projects. In addition, the Company expects to obtain additional funds from operating activities as more of its electric power plants become operational. However, if the Amalgamation is consummated and the AES Debt Covenants become applicable, the Company will be restricted in its ability to invest cash flows from operating activities in its projects. If the Amalgamation is not consummated or the AES Debt Covenants otherwise do not apply, the Company may raise additional equity or debt, if needed, to fund future investment opportunities, subject to its ability to raise debt financing under certain covenants governing the 2006 Notes.

                  The Indenture for the 2006 Notes limits, among other things,
(i) the payment of dividends and redemption of equity interests by the Company and its project companies; (ii) the redemption of subordinated indebtedness;
(iii) the making of certain investments; (iv) the incurrence by the Company and its project companies of certain indebtedness; (v) the imposition by the Company or any of its project companies of restrictions on the payment of dividends and other actions; (vi) the creation by the Company or any of its project companies of certain liens; (vii) certain transactions with affiliates of the Company;
(viii) certain asset sales and the incurrence of indebtedness to refinance existing indebtedness; (ix) the issuance of stock by certain subsidiaries of the Company; (x) any change in the nature of the Company's business; and (xi) the merger or consolidation of the Company or its project companies with other entities. The Indenture also obligates the Company and its project companies to maintain certain insurance, obtain required government approvals, maintain good title to their properties and operate and maintain their power generation facilities in accordance with prudent industry operating and maintenance practices. The events of default under the Indenture include, among other things, (i) failure to pay interest within 30 days or failure to pay principal at maturity or upon redemption or repurchase of the 2006 Notes; (ii) a default in the performance of covenants contained in the Indenture; (iii) a default under indebtedness of the Company or any of its project companies in the amount of $5 million or more (other than under the 2006 Notes or any non-recourse debt); and (iv) a judgment against the Company or any of its project companies in an amount in excess of $5 million.

                  The Company and its Joint Venture partners will need to raise limited-recourse or non-recourse financing from third parties for certain large projects. The Company believes such projects will be successfully developed only if such debt is obtained. The Company's Nanpu Southern Delta project is one example of a potential project that is likely to be completed only with substantial third party financing.

                  The ability of Wuhu Shaoda Joint Venture to pay dividends or distribute earnings to the Company is restricted by the terms of a bank facility which has been entered into by the Joint Venture. See "Description of the Current Projects -- Wuhu Grassy Lake." The declaration of equity distributions by certain Joint Ventures in which the Company is not entitled to appoint a majority of the board of directors may depend on the assent of the other directors. The Company believes that neither of these restrictions is likely to have a material adverse effect on its liquidity. Also, the ability of the Joint Ventures to make payment in US dollars to lenders with respect to third party debt, to make payment in US dollars to the Company with respect to its shareholder loans to the Joint Ventures and to make equity distributions in US dollars may be subject to certain constraints.

                  In the event that the Amalgamation is consummated, and any holder of shares of Class A Common Stock exercises dissenter's rights under Bermuda law, the Company would be obligated to pay any amounts awarded by a Bermuda court, which would reduce the amounts available for investment in the Current Projects or the Potential Projects.

                  The Company is not currently affected by the AES Debt Covenants because it is not a subsidiary of AES. After the Amalgamation, the Company will be subject to the AES Debt Covenants, including those contained in the documents governing AES's 10 1/4% Subordinated Notes due 2006, 9 3/4% Senior Subordinated Notes due 2000 and $425 million credit facility due 1999. If the Amalgamation occurs, the material limitations applicable to the Company will include those described below.

                  Under the AES Debt Covenants, AES may not permit any subsidiary with a direct or indirect interest in a power generation facility (as defined in the relevant agreements) to make any investment in, or to consolidate or merge with, any other entity with a direct or indirect interest in any other power generation facility or other business.

                  Immediately prior to the expected consummation of the Amalgamation, the Company intends to contribute the net proceeds of the 2006 Notes remaining after the funding of an interim reserve account and a debt service reserve account, along with certain of its existing funds, to its subsidiaries to provide funding for potential projects and other future projects, as well as additional funding for current projects. It is anticipated that these amounts will not in the aggregate be more than approximately $95 million. Under the AES Debt Covenants, as a general matter, after exhaustion of these amounts, no additional AES Chigen funds would be available to fund investment in additional power projects or to fund the capital requirements and construction cost overruns for current projects. As a consequence, opportunities for investment, along with the associated risks, that would otherwise be available to the Company may instead be taken by other investors, including AES. Additional capital requirements for AES Chigen-invested projects would have to be funded by other parties, including AES, which would result in a dilution of the Company's interest in any such project. In addition, due to the application of the AES Debt Covenants, cash flow generated from projects would not be permitted to be invested in any other project. As a result, to the extent these funds are not required to pay expenses incurred by the Company, they may accumulate over time. The Company is permitted, pursuant to the terms of the Indenture under which the 2006 Notes were issued, to pay a portion of such funds as dividends, provided that the Company satisfies certain conditions.

                  In addition, under the AES Debt Covenants, investment could not be made in a project directly by the Company (as opposed to through one of its subsidiaries). Accordingly, prior to the Amalgamation, the Company intends to transfer its interests in certain potential projects, such as Yangcheng Sun City and Nanpu Southern Delta, to wholly owned subsidiaries of the Company. In the case of each of these projects, the consent of the Company's partners in such project and the examination and approval of the relevant PRC government authority are required to effect the transfers of the Company's interest. There can be no assurance that such consents and approvals will be obtained in order to permit investments to be made in these projects following the Amalgamation.

                  Under the AES Debt Covenants, the Company and its subsidiaries would be effectively prohibited from incurring additional indebtedness (as defined in the relevant instruments), except that a subsidiary would under some circumstances be permitted to incur indebtedness for the purpose of financing a power project as long as such indebtedness did not have recourse to AES, the Company or another subsidiary.

                  Both the AES Debt Covenants and the covenants contained in the Indenture for the 2006 Notes applicable to the Company require the repayment or purchase of indebtedness under specified circumstances involving asset dispositions. Insofar as separate repayments are required at the AES and the Company levels with respect to a single asset sale, this covenant may tend to cause the Company not to make an asset sale under circumstances where it otherwise would.

                  Under the AES Debt Covenants, an AES subsidiary is not permitted to make an investment in a project company following the occurrence of a condition permitting the acceleration of indebtedness relating to the project or any failure to pay such indebtedness at its final maturity.

                  Years ended November 30, 1996 and 1995

                  Cash from Operations. Net cash used in operating activities totaled $1.5 million for 1996 as compared to $0.8 million provided by operating activities for 1995. The decrease in 1996 resulted primarily from an increase in net income due to the commencement of operations of Wuxi Tin Hill offset by an adjustment of the provision for project development costs and a net reduction in the components of working capital.

                  Cash from Investing Activities. Net cash used in investing activities totaled $66.6 million during 1996 as compared to $22.8 million provided by investing activities during 1995. The 1996 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $101.5 million which was partially offset by cash of $34.7 million provided by the maturity of short-term investments (net of purchases). The 1995 amount primarily reflected cash provided by the maturity of short-term investments (net of purchases) of $64.5 million. This amount was partially offset by the cash used in purchases of property, plant and equipment and other project related investments of $41.7 million.

                  Cash from Financing Activities. Net cash used in financing activities aggregated $1.4 million during 1996 as compared to $8.2 million provided by financing activities during 1995. During 1996, the Company repurchased shares of its Class A Common Stock for $11.4 million which was partially offset by $8.5 million of loans and contributions made to subsidiaries by minority shareholders and net proceeds from notes payable of $1.9 million. The 1995 amount reflected cash of $13.5 million provided to the Company's subsidiaries by minority shareholders and $1.0 million from notes payable, less $6.4 million in cash used for the repurchase of shares of Class A Common Stock.

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

Foreign  Currency Exchange

                  The Company anticipates that its Joint Ventures will receive nearly all of their revenues in Renminbi. A significant portion of this revenue will need to be converted to other currencies, primarily US dollars, and remitted outside of the PRC to meet foreign currency obligations to equipment suppliers, to repay borrowings from foreign third party lenders and to make payments to the Company in respect of equity distributions and shareholder loans. However, the Renminbi is not freely convertible into US dollars. Although the receipt of approvals to convert Renminbi into foreign currencies and to remit foreign currencies outside of the PRC is routine for approved foreign investment enterprises such as the Joint Ventures, there can be no assurance that the PRC Government will continue to provide such approvals. Moreover, while in the last two years foreign currency has been readily available, no assurance can be given that the Joint Ventures will in the future be able to convert sufficient amounts of Renminbi to foreign currency in China's foreign exchange markets to meet their foreign currency obligations, or that the Joint Ventures will freely be able to remit foreign currency abroad.

                  Prior to 1994, the Renminbi had experienced a significant net devaluation against most major currencies, and during certain periods, significant volatility in the market-based exchange rate. Since the beginning of 1994, the Renminbi to US dollar exchange rate has largely stabilized. While the Joint Ventures will receive nearly all of their revenues in Renminbi, the Company expects its Joint Ventures to have significant US dollar obligations with respect to distributions to the Company. Under the terms of all of their power purchase contracts, the Company's Joint Ventures are entitled to obtain tariff adjustments for future Renminbi devaluation. While the Company expects that its Joint Ventures will be able to pass on increased costs resulting from a devaluation of the Renminbi by means of such tariff adjustments, no assurance can be given that the Joint Ventures will be able to obtain approval for a sufficient tariff adjustment.

Special Note Regarding Forward-Looking Statements

                  Certain statements in this Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Business" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: political and economic considerations, restrictions on foreign currency convertibility and remittance abroad, exchange rate fluctuations and developing legal system, in each case pertaining to the PRC; holding company structure of the Company; regulation and restrictions; tariffs; governmental approval processes; environmental matters; construction, operating and fuel risks; load growth, dispatch and transmission constraints; reliance on and creditworthiness of PRC counterparties; conflict of interest of contracting parties; control by and reliance on AES; limitations resulting from the Amalgamation and adherence to the AES principles; and other factors referenced in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

                  The following financial statements of the Company and its consolidated subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

                 -       Report of Independent Auditors.

                 - Consolidated Statements of Operations for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                 -       Consolidated Balance Sheets as of November 30, 1996 and
                         1995.

                 - Consolidated Statements of Shareholders' Equity for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                 - Consolidated Statements of Cash Flows for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                 - Notes to Consolidated Financial Statements for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

                  (a)  Directors of the Company

                  The Company's Bye-laws provide that the Board of Directors consists of two classes, the Class A Directors (the "Class A Directors") and the Class B Directors (the "Class B Directors"). At each Annual General Meeting of Shareholders, the holders of Class A Common Stock elect the Class A Directors and the holders of Class B Common Stock elect the Class B Directors. Directors serve until the next Annual General Meeting of Shareholders and until their successors have been elected and shall have qualified. The current directors of the Company are listed below:

Name                                  Age     Position
Roger W. Sant*...................     65      Chairman of the Board and Director
Dennis W. Bakke*.................     51      Vice Chairman and Director
Robert F. Hemphill, Jr*..........     53      Vice Chairman and Director
Thomas Tribone*..................     44      Director
Thomas I. Unterberg*.............     65      Director
William Dykes....................     64      Director
Xiliang Feng.....................     77      Director
Dr. Victor Hao Li................     55      Director
William H. Taft, IV..............     51      Director
------------------------------
*Class B Director


                  Roger W. Sant has been the Chairman of the Board and a Class B Director of the Company since December 1993. In 1981, Mr. Sant and Dennis Bakke co-founded AES. Mr. Sant has been Chairman of the Board and a Director of AES since its inception, and he held the additional office of Chief Executive Officer through 1993. He is currently Chairman of the Board of Directors of The World Wildlife Fund U.S. and serves on the Boards of Directors of Marriott International Inc., The World Resources Institute, and The World Wide Fund for Nature and serves on the National Council for The Environmental Defense Fund. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Administration ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie Mellon University, from 1977 to 1981.

                  Dennis W. Bakke has been Vice Chairman and a Class B Director of the Company since December 1993. Mr. Bakke co-founded AES with Mr. Sant in 1981 and has been a Director of AES since 1986. He was named President and Chief Executive Officer of AES in January 1994, and from 1987 through 1993, Mr. Bakke held the office of President and Chief Operating Officer of AES. From 1982 to 1986, he served as Executive Vice President of AES and from 1985 to 1986 he also served as Treasurer of AES. Mr. Bakke served with Mr. Sant as Deputy Assistant Administrator of FEA from 1974 to 1976 and as Deputy Director of the Energy Productivity Center from 1978 to 1981. He is a trustee of Geneva College.

                  Robert F. Hemphill has been Vice Chairman of the Company since February 1995 and has been a Class B Director of the Company since December 1993. From December 1993 to February 1, 1995, Mr. Hemphill was President and Chief Executive Officer of the Company. Mr. Hemphill was named a Director of AES in June 1996. From 1987 to such appointment, Mr. Hemphill served as Executive Vice President of AES. From 1984 to 1987, he was Senior Vice President of AES and from 1982 to 1984 he served as Vice President for project development of AES. He also has served as President and Chief Executive Officer of AES Transpower Pvt. Ltd. ("Transpower"), a subsidiary of AES, since 1989. Prior to joining AES, he was the Deputy Manager of Power of the Tennessee Valley Authority, the largest electric utility in the United States. He also served with the U.S. Department of Energy as Deputy Assistant Secretary for Planning and Evaluation, and with the FEA where he assisted in drafting several major energy statutes, including the National Energy Act. He serves on the Board of Directors of the Friends of the U.S. National Arboretum and is a member of the Arlington County Transportation Commission.

                  Thomas Tribone has been a Class B Director of the Company since March 1995. Mr. Tribone has been Senior Vice President of AES since 1990. He is President of the AES Americas Division of AES with responsibility for business in Latin America and parts of the United States. He is Vice Chairman of the Inter-regional Transmission Coordination Forum, an organization of 45 electric utilities which coordinates power transmission in the eastern half of North America.

                  Thomas I. Unterberg has been a Class B Director of the Company since December 1993. He has been a Director of AES since 1984 and was a Director of AES from 1982 to 1983. He has been a Managing Director of Unterberg Harris, L.P. since 1989, having been a Managing Director of Shearson Lehman Brothers Inc. from 1987 through 1988. Prior to 1986, he was a Managing Director and Chairman of L.F. Rothschild Unterberg Towbin, Inc. He currently serves on the Boards of Directors of Electronics for Imaging, Inc., Fractal Design Corporation, and Systems and Computer Technology Corp.

                  William Dykes has been a Class A Director of the Company since February 1994. Mr. Dykes retired from Citibank N.A. ("Citibank") in 1992 after 36 years of service. Since his retirement, Mr. Dykes has provided financial advisory services for international projects. Prior to his retirement, he spent 11 years as Managing Director of Citicorp International Limited in Hong Kong where he was responsible for providing financial advisory services and structuring major term loans to governments, corporations and projects in the Pacific basin. During that time he was responsible for Citibank's involvement in a number of major PRC-related financings, including the 700 MW Shajiao B project constructed by Hopewell Holdings Limited in Guangdong Province.

                  Xiliang Feng has been a Class A Director of the Company since March 1995. Since 1991, Mr. Feng has been Editor-in-Chief Emeritus and Special Advisor to the China Daily newspaper and Chairman of the China Daily Distribution Corporation in New York. Mr. Feng has also been Senior Consultant to "WINDOW" newsmagazine of Hong Kong since 1991. Born in Shanghai in 1920, Mr. Feng received a bachelor's degree in journalism from St. John's University in Shanghai, a master's degree in journalism from University of Missouri and was a Professional Journalism Fellow at Stanford University in 1983. He was awarded The Missouri Medal of Honour for Distinguished Service in Journalism awarded by the University of Missouri in 1984. He has been a Member of the National Committee of the Chinese People's Political Consultative Conference (CPPCC) since 1987. Mr. Feng is a trustee of the International Center for Communications at San Diego State University and a member of the Pacific Communications Research Council.

                  Dr. Victor Hao Li has been a Class A Director of the Company since February 1994. Since 1991, Dr. Li has been Co-Chairman of the Asia Pacific Consulting Group of Watanabe, Ing & Kawashima in Honolulu, Hawaii and is a specialist in Asian law. From 1981 to 1990, he served as President of the East-West Center, a federally supported research center. He currently serves on the Board of Directors of Hawaiian Electric Industries, Inc., a utility customer of AES Barbers Point, Inc., a subsidiary of AES. Born in China, Dr. Li graduated from Columbia College and Columbia Law School and holds two post-graduate degrees from Harvard Law School.

                  William H. Taft, IV has been a Class A Director since April 1994. Mr. Taft joined the law firm of Fried, Frank, Harris, Shriver and Jacobson in September 1992 and is a partner in the firm's Washington, D.C. office. From 1989 until 1992, he was U.S. Permanent Representative of NATO. Prior to coming to NATO, Mr. Taft served as Deputy Secretary of Defense from January 1984 until April 1989 and as Acting Secretary of Defense from January to March 1989. From 1981 until 1984, Mr. Taft served as Department of Defense General Counsel. Prior to his initial appointment to the Department of Defense, Mr. Taft was engaged in the practice of law in Washington, D.C. from 1977 to 1981. Before entering private practice, he served in various positions at the Federal Trade Commission, the Office of Management and Budget, and the Department of Health, Education and Welfare (HEW), highlighted by his appointment by President Gerald Ford in 1976 to serve as General Counsel of HEW.

                  Upon the consummation of the Amalgamation, the Board of Directors of the Company is expected to consist of three Directors, Roger W. Sant, Dennis W. Bakke and Robert F. Hemphill, Jr.

                  (b)  Executive Officers of the Company

                  The following is certain information concerning the executive officers of the Company.

                  Roger W. Sant - See information with respect to Mr. Sant under
Item 10(a) hereof, which information is incorporated by reference.

                  Dennis W. Bakke - See information with respect to Mr. Bakke under Item 10(a) hereof, which information is incorporated by reference.

                  Robert F. Hemphill, Jr. - See information with respect to Mr. Hemphill under Item 10(a) hereof, which information is incorporated by reference.

                  Paul T. Hanrahan, 39 years old, has been President and Chief Executive Officer of the Company since February 1995. From December 1993 until such appointment, Mr. Hanrahan was Executive Vice President and Chief Operating Officer of the Company. From December 1993 until April 1994, he was Secretary of the Company. He has been a Vice President of AES since December 1993. Prior to December 1993, he was the general manager of Transpower, leading development efforts in China, India, the Philippines and Eastern Europe. He has also played a leading role in development of several AES projects, including the Belfast West and Kilroot projects in Northern Ireland, the AES Barbers Point project in Hawaii and the AES Thames project in Connecticut. Mr. Hanrahan graduated with a mechanical engineering degree from the U.S. Naval Academy and with a Master of Business Administration from the Harvard Business School.

                  Edward C. Hall III, 37 years old, has been Executive Vice President of the Company since August 1996. From 1994 until Mr. Hall's appointment as Executive Vice President, he was a Vice President of the Company. From December 1993 until April 1994, Mr. Hall served as Chief Financial Officer of the Company. He has been a Vice President of Transpower since July 1993. From 1992 to July 1993, Mr. Hall served as Project Director for AES and from 1990 through 1992, as Project Director for the AES Warrior Run project. From 1988 through 1989 he served as Project Development Manager working on the AES Thames project refinancing , the AES Barbers Point project financing and the AES Medway project in England. His experience includes over ten years of engineering, operations, and project management in the power industry. He is registered as a professional engineer in the Commonwealth of Massachusetts. He graduated with a Master of Science degree from the Massachusetts Institute of Technology Sloan School of Management and with a mechanical engineering degree from Tufts University.

                  Jeffery A. Safford, 38 years old, has been Vice President, Chief Financial Officer and Secretary of the Company since April 1994. From February 1994 until his appointment as Vice President, Chief Financial Officer and Secretary in April 1994, Mr. Safford served as Assistant Secretary of the Company and performed the function of principal accounting officer. He was Director of Finance and Administration of AES prior to April 1994. Prior to joining AES, he worked as a Senior Auditor for Touche Ross & Co., an accounting firm, with responsibility for several large publicly held clients. He graduated from Pennsylvania State University with a degree in accounting and he is a Certified Public Accountant.

                  James R. Reiney, Jr., 56 years old, joined the Company in September 1995 and has been Vice President of the Company since November 1995. Prior to joining the Company, Mr. Reiney was a Vice President and Manager of Construction for Bechtel Corporation ("Bechtel") (construction and engineering), with responsibilities for Bechtel's world-wide power construction projects. After Bechtel's corporate restructuring, Mr. Reiney was appointed as Vice President and Manager of Construction for the San Francisco Regional Office with responsibilities for 44 projects world-wide. Mr. Reiney graduated from The Citadel with a Bachelor of Science degree in Civil Engineering.

                  Thomas Wu, 36 years old, has been Vice President of the Company since March 1995. From January 1995 until his appointment as Vice President, Mr. Wu was a project director of the Company. From February 1993 until January 1995, he was Chief Executive Officer of Health Secrets, Inc. (health care products) and from January 1994 until January 1995, he also acted as a part-time consultant to the Company. Prior to February 1993, he was Director of Product Marketing for the Language Business Unit of Borland International, Inc. (software). Mr. Wu graduated with a Master of Science degree in management from the Massachusetts Institute of Technology Sloan School of Management.

                  Kerry Yeager, 45 years old, has been a Vice President of the Company since April 1996. From 1994 until his appointment as Vice President in April 1996, he was a project director for the Company. From 1989 to 1994, he served as a project manager for AES. Prior to joining AES, Mr. Yeager worked for the Lower Colorado River Authority from 1973, with experience in distribution and transmission lines, as well as power design and management. Mr. Yeager graduated from the University of Texas with a Bachelor of Business Administration degree.

                  The occupations listed above were the principal occupation and employment of each executive officer during the period indicated. None of the above listed executive officers is related to any other such executive officer and none was selected pursuant to any arrangement or understanding between such executive officer and any other person. All executive officers are elected by the Board of Directors annually.

                  (c) Reports under Section 16 of the Securities Exchange Act of 1934
                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and certain of its officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC") that disclose ownership or transactions in the Company's securities. Officers, directors and greater than ten (10%) percent beneficial owners of a class of the Company's equity securities are required by the SEC to furnish the Company with copies of all such forms they file.

                  Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 4 and 5 for the 1996 fiscal year, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal year 1996.


Item 11.  Executive Compensation.

                  (a)  Compensation of Executive Officers

                  The following Summary Compensation Table sets forth compensation received by Paul T. Hanrahan, President and Chief Executive Officer of the Company, and the other four most highly compensated executive officers of the Company for the period from December 7, 1993 (inception) through the fiscal year ending November 30, 1996.

                           Summary Compensation Table

                                                                                                  Long Term
                                                                                                 Compensation
                                                                                                    Awards
                                                        Annual Compensation Table(1)             ------------
                                                        ----------------------------              Securities       All Other
                                                                              Other Annual        Underlying     Compensation
Names and Principal Position         Year       Salary($)     Bonus($)(3)  Compensation($)(4)     Options(#)        ($)(5)
----------------------------------   ------    ------------  ------------- ------------------    ------------    -------------
Paul T. Hanrahan(2)............       1996       140,000       270,000         179,031             30,550              -0-
President and Chief Executive         1995       139,917        90,000         241,636            200,000              -0-
Officer                               1994       117,333        80,000         166,950            150,000              -0-
----------------------------------

----------------------------------
Edward C. Hall III(2)..........       1996       121,000       200,000         279,006             26,889              -0-
Executive Vice President              1995       120,083        55,000         229,888             80,000              -0-
                                      1994       100,833        60,000         153,198            100,000              -0-

----------------------------------
Jeffery A. Safford(2)..........       1996       110,000       125,000         257,548             24,444              -0-
Vice President, Chief Financial       1995       109,167        40,000         290,139             22,059              -0-
Officer and Secretary                 1994        61,384        50,000         103,686             70,000              -0-
----------------------------------

James R. Reiney, Jr.(6)........       1996       141,000        50,000         135,218                -0-           12,690
Vice President                        1995        27,417           -0-          36,426             50,000              -0-
----------------------------------

Thomas Wu(7)...................       1996       115,000       125,000          71,600             15,972           16,415
Vice President                        1995       103,871        30,000          84,407             70,000              -0-
----------------------------------

---------------------------


(1) All officers of the Company who also serve as officers or employees of AES receive compensation from AES for their services to AES and participate in the employee benefit plans and arrangements sponsored by AES. The benefit plans include The AES Corporation Incentive Stock Option Plan, The AES Corporation Profit Sharing and Stock Ownership Plan, The AES Corporation Deferred Compensation Plan for Executive Officers, health and life insurance plans and other plans which may be established in the future. The Company reimburses AES for the cost of health and life insurance based on the proportion of time spent by each such person in attending to the Company's business. The Company does not reimburse AES for the costs of providing benefits to such persons under any other of the existing plans.

(2) Messrs. Hanrahan, Hall and Safford joined the Company while serving as officers or employees of AES, and they continue to be employed by AES. However, they receive no compensation from AES except that they participate in employee benefit plans and arrangements sponsored by AES.

(3) Bonus amounts were awarded to named individuals in fiscal year 1997 for the fiscal year 1996, in fiscal year 1996 for the fiscal year 1995, and in fiscal year 1995 for the fiscal year 1994.

(4) Messrs. Hanrahan, Hall, Safford, Reiney and Wu have been relocated from the United States and in accordance with market-based practices receive additional cash compensation attributable to such overseas assignments. In order to compensate these officers for additional taxes, including United States federal, state, Social Security and Medicare taxes, imposed on them as a result of their employment outside the United States, the Company pays on their behalf their entire federal, state, Social Security and Medicare tax liabilities and such officers reimburse the Company for an amount equal to the hypothetical taxes they would have paid if they had been employed in the United States. The following table provides information with respect to the taxes paid by the Company on behalf of the named executive officers, net of hypothetical taxes for which they reimbursed the Company, housing expenses paid by the Company and other benefits provided by the Company. Mr. Hanrahan's "Other Benefits" include cost-of-living and relocation expenses. Mr. Hall's "Other Benefits" include cost-of-living, relocation and educational expenses, Mr. Safford's "Other Benefits" include cost-of-living, relocation and educational expenses. Mr. Reiney's "Other Benefits" include cost-of-living and relocation expenses. Mr. Wu's "Other Benefits" include cost-of-living, car and relocation expenses.



                                                    Other Annual Compensation ($)
                                                  ---------------------------------
                                               Payment of      Housing
Names                               Year       Taxes, Net     Expenses      Other Benefits
---------------------------------   ----       ----------     --------      --------------
Paul T. Hanrahan...............     1996        (61,497)       183,264          57,264
                                    1995         (3,830)       171,774          73,692
                                    1994        (30,904)       148,178          49,676
---------------------------------
Edward C. Hall III.............     1996        (17,896)       214,924          81,978
                                    1995          9,256        168,603          52,029
                                    1994          1,356        115,230          36,612
---------------------------------
Jeffery A. Safford.............     1996        (31,597)       189,143         100,002
                                    1995          6,352        186,104          97,683
                                    1994          3,425         51,282          48,979
---------------------------------
James R. Reiney, Jr............     1996        (39,480)       122,400          55,716
                                    1995         (7,128)        22,100          21,454
---------------------------------
Thomas Wu......................     1996        (42,000)        75,108          38,492
                                    1995        (38,067)        67,839          54,635


---------------------------------

(5) This column constitutes contributions to the Profit Sharing and Stock Ownership Plan of the Company. Contributions for fiscal year 1996 were made in fiscal year 1997. Messrs. Hanrahan, Hall and Safford also serve as officers or employees of AES. As a result, they participate in employee benefit plans and arrangements sponsored by AES and do not participate in the Company's Profit Sharing and Stock Ownership Plan.


(6) Mr. Reiney joined the Company in September 1995 and he was appointed Vice President as of November 17, 1995.

(7) Mr. Wu joined the Company in January 1995 and was appointed Vice President as of March 27, 1995.

                  (b)   Option Grants in Last Fiscal Year

                  The following table provides information on options granted in the fiscal year ended November 30, 1996 to the named executive officers.



                                       Number of     % of Total
                                      Securities      Options
                                      Underlying     Granted to
                                        Options      Employees    Exercise or                   Grant Date
                                        Granted      in Fiscal    Base Price    Expiration    Present Value
Name                                    (#)(1)         Year         ($/Sh)         Date           ($)(2)
----                                    ------         ----         ------         ----           ------

Paul T. Hanrahan................        30,550        13.0%          8.50         01/10/06        109,980
  President and Chief Executive
  Officer

Edward C. Hall III..............        26,889        11.5%          8.50         01/10/06         96,800
  Executive Vice President

Jeffery A. Safford..............        24,444        10.4%          8.50         01/10/06         87,998
  Vice President, Chief Financial
  Officer and Secretary

James R. Reiney, Jr.............          -0-          -0-            -0-           -0-               -0-
  Vice President

Thomas Wu.......................        15,972        6.8%           8.50         01/10/06         57,499
  Vice President


------------------------------


(1) All options are for shares of Class B Common Stock of the Company. Options granted with an expiration of January 10, 2006 were granted at the fair market value of the Class A Common Stock on January 10, 1996. Options granted on January 10, 1996 to the named officers vest at a rate of 50% per year.

(2) The Black-Scholes stock option pricing model was used to value the stock options on the grant date. The assumptions under this model include an expected volatility of 32.7%, a 5.81% risk-free rate of return and no payment of dividends. Adjustments were made for vesting. The options expire ten years after the grant date and vest over a 2 year period at 50% a year. Therefore, the options vested each year have a different time to expiration. Using the Black-Scholes model, two values, each representing 50% of the total options granted, were calculated for the options and were then discounted at 15% to determine the grant date present value. There were no adjustments made for "price per share" vesting, nontransferability or risk of forfeiture.

                  (c) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                  There were no options exercised in fiscal year 1996 by the named executive officers. The following table reflects the number of unexercised options at fiscal year end, November 30, 1996, and the value of those unexercised options.



                                                      Number of Securities          Value of Unexercised
                                        Value        Underlying Unexercised         In-the-Money Options
                    Shares Acquired    Realized    Options at Fiscal Year-End(#)    at Fiscal Year-End ($)
Name                on Exercise (#)      ($)       Exercisable   Unexercisable   Exercisable    Unexercisable
----                ---------------      ---       -----------   -------------   -----------    -------------
Paul T. Hanrahan          -0-            -0-         100,000        280,550         130,000        657,475
President and
Chief Executive
Officer

Edward C. Hall III        -0-            -0-         70,000         136,889          97,500        283,501
Executive Vice
President

Jeffery A. Safford        -0-            -0-         32,412         84,091           28,339        188,351
Vice President,
Chief Financial
Officer and
Secretary

James  R.  Reiney, Jr.    -0-            -0-         10,000         40,000           40,000        160,000
Vice President

Thomas Wu                 -0-            -0-         14,000         71,972           45,500        253,874
Vice President


-----------------------------

 (1) The fair market value of the securities underlying the options on November 30, 1996 was $13.00 per share. As of November 30, 1996, the fair market value exceeded the exercise price of the foregoing options for each named executive officer.

                  (d)   Compensation of Directors

                  Each Class A Director receives an annual fee of $18,000. Each Class B Director who is an officer of the Company or an officer of AES receives no additional compensation for serving as a director. Each other Class B Director receives a fee of $2,000 for each meeting he attends. However, fees are not paid for meetings held by telephonic conference calls. Each director is reimbursed for expenses in connection with attending meetings of the Board of Directors. For the fiscal year ending November 30, 1996, Messrs. Taft, Dykes, Feng and Dr. Li each received $18,000. Mr. Unterberg received $6,000.

                  (e) Compensation Committee Interlocks and Insider
Participation

                  The Human Resources Committee (the "Committee") of the Board of Directors establishes rates of salary, bonuses, grants of stock options, retirement and other compensation for all executive officers of the Company, and for such other people as the Board of Directors may designate. For the fiscal year ending November 30, 1996, the Committee was comprised of Messrs. Dykes, Feng and Taft and Dr. Li.

                  All of the members of the Committee served during the fiscal year ended November 30, 1996. No member of the Committee was an officer or employee of the Company or any of its subsidiaries during the fiscal year ended November 30, 1996 or at any prior time. In addition, there are no transactions, relationships, or indebtedness for which disclosure is required under the rules of the SEC with respect to any member of the Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  (a)   Security Ownership of Certain Beneficial Owners

                  The following table sets forth as of February 1, 1997 certain information known to the Company regarding ownership of the Class A Common Stock and Class B Common Stock by all persons who own more than five percent (5%) of each such class. The information in the table relating to ownership of Class A Common Stock is based solely on the Company's review of filings made with the SEC pursuant to rules promulgated under Section 13 of the Exchange Act.


                                                                 Amount and
                                                                  Nature of
                                      Name and Address of         Beneficial                       % of
                                       Beneficial Owner           Ownership     % of Class     Common Stock
                                 --------------------------     ------------    ----------     ------------
Class B Common Stock.........    The AES Corporation              7,500,000       100%            48%
                                 1000 N. 19th St.
                                 Arlington, Virginia  22209

Class A Common Stock.........    Weiss, Peck & Greer, L.L.C.    1,627,200(1)      20.0%          10.4%
                                 One New York Plaza
                                 New York, New York
                                 10004-1950

Class A Common Stock.........    Wanger Asset Management, L.P.  1,455,000(2)      17.9%           9.3%
                                 227 West Monroe St., Suite
                                 3000
                                 Chicago, Illinois  60606

Class A Common Stock.........    John W. Bristol & Co., Inc.     941,477(3)       11.6%           6.0%
                                 233 Broadway
                                 New York, New York  10279

Class A Common Stock.........    Acorn Investment Trust, Series  810,000(2)       10.0%           5.2%
                                  Designated Acorn Fund
                                 227 West Monroe Street
                                 Suite 3000
                                 Chicago, Illinois  60606


----------------------------

(1) Weiss, Peck & Greer, L.L.C. a registered broker-dealer under the Exchange Act and a registered adviser under the Investment Advisers Act of 1940, as amended ("IAA"), held 1,627,200 shares of Class A Common Stock at December 31, 1996 for the discretionary accounts of certain clients. Weiss, Peck & Greer expressly disclaims beneficial ownership of such shares.

(2) Wanger Asset Management, L.P., a registered broker-dealer under the Exchange Act and a registered adviser under the IAA, reported that it had beneficial ownership of or investment discretion over 1,455,000 shares of Class A Common Stock at December 31, 1996. This amount includes the 810,000 shares of Class A Common Stock held by Acorn Investment Trust, Series Designated Acorn Fund.

(3) John W. Bristol, Inc., a registered adviser under the IAA, reported that it had investment discretion over 941,477 shares of Class A Common Stock at December 31, 1996.

                  (b)   Security Ownership of Management

                  The following table sets forth, as of February 1, 1997, the beneficial ownership of the Class A Common Stock and Class B Common Stock by each director and named executive officer, as well as all directors and executive officers as a group. Unless otherwise indicated, each of the persons and each person in the group listed below has sole voting and dispositive power with respect to the shares shown.


                                                             Shares of                  Shares of
                                                              Class A                    Class B
                                                           Common Stock      % of      Common Stock       % of
                                 Position Held with the    Beneficially    Class A     Beneficially     Class B
Name                       Age   Company                       Owned        Shares     Owned (1)(2)      Shares
----                       ---   -------                       -----        ------     ------------      ------

Roger W. Sant............  65    Chairman of the Board         -0-           -0-           -0-            -0-
                                 and Class B Director
Dennis W. Bakke........... 51    Vice Chairman of the          -0-           -0-           -0-            -0-
                                 Board and Class B
                                 Director
Robert F. Hemphill, Jr.(c) 53    Vice Chairman of the          -0-           -0-          6,000            *
                                 Board and Class B
                                 Director
Thomas I. Unterberg(ac)... 65    Class B Director              -0-           -0-           -0-            -0-

Thomas A. Tribone......... 44    Class B Director              -0-           -0-           -0-            -0-

William Dykes(abd)........ 64    Class A Director              -0-           -0-           -0-            -0-

Xiliang Feng(abd)......... 77    Class A Director              -0-           -0-           -0-            -0-.

Dr. Victor Hao Li(abd).... 55    Class A Director               1,000         *            -0-            -0-

William H. Taft IV(abcd).. 51    Class A Director               1,000         *            -0-            -0-

Paul T. Hanrahan.......... 39    President and Chief           2,000(3)       *          185,275          2.3%
                                 Executive Officer

Edward C. Hall III........ 37    Executive Vice                -0-           -0-         115,945          1.5%
                                 President

Jeffery A. Safford........ 38    Vice President, Chief         2,000(4)       *           49,046           *
                                 Financial Officer and
                                 Secretary

Thomas Wu................. 36    Vice President                -0-           -0-          35,986           *

James R. Reiney, Jr....... 56    Vice President                 1,800         *           10,000           *

Kerry Yeager.............. 45    Vice President                 3,300         *           21,122           *

All Directors and
Executive Officers as
a Group (15 persons)O...                                       11,100         *          423,374          5.3%


------------------------

(a)  Member of the Audit and Human Resource Committees.
(b)  Member of the Nominating Committee.
(c)  Member of the Stock Purchase Committee.
(d)  Member of the Special Committee.
* Shares held represent less than 1% of the total number of outstanding shares of Class A Common Stock or Class B Common Stock.

(1) Shares beneficially owned and deemed to be outstanding include Class B Common Stock issued or issuable, on or before April 1, 1997 upon exercise of outstanding stock options.
(2) Includes the following shares of Class B Common Stock issuable upon exercise of options: Mr. Hemphill - 6,000; Mr. Hanrahan - 185,275; Mr. Hall
     - 115,945; Mr. Safford - 49,046; Mr. Wu - 35,986; Mr. Reiney - 10,000; and
     Mr. Yeager - 21,122.
(3) The 2,000 shares of Class A Common Stock are held jointly by Mr. Hanrahan and his wife. Mr. Hanrahan and his wife have agreed not to exercise voting rights with respect to these shares.
(4) Includes 1,000 shares of Class A Common Stock held jointly by Mr. Safford and his wife; 400 shares of Class A Common Stock held in an IRA for the benefit of Mr. Safford, and 600 shares of Class A Common Stock held in an IRA for the benefit of his wife.



                  The following table sets forth, as of February 1, 1997, the beneficial ownership of AES Common Stock held by each director and named executive officer of the Company who beneficially own shares of Common Stock of The AES Corporation, as well as such directors and executive officers as a group. Unless otherwise indicated, each of the persons and each person in the group listed below has sole voting power and dispositive power with respect to the shares shown.


                                                                                 Shares of
                                                                                   Common
                                                                                Stock of AES
                                                                                Beneficially       % of Shares
Name                           Positions Held with the Company                  Owned (1)(2)         (1)(2)
----                           -------------------------------                  ------------         ------

Roger W. Sant..............    Chairman of the Board and Class B Director      10,638,296 (3)        13.66%
Dennis W. Bakke............    Vice Chairman of the Board and Class B           8,993,433 (4)        11.58%
                               Director
Robert F. Hemphill, Jr.....    Vice Chairman of the Board and Class B             856,683 (5)         1.11%
                               Director
Thomas A. Tribone..........    Class B Director                                   201,641               *
Thomas I. Unterberg........    Class B Director                                   675,557 (6)           *
William H. Taft IV.........    Class A Director                                       462 (7)           *
Paul T. Hanrahan...........    President and Chief Executive Officer               40,839 (8)           *
Edward C. Hall III.........    Executive Vice President                            18,052 (9)           *
Jeffery A. Safford.........    Vice President, Chief Financial Officer             19,019 (10)          *
                               and Secretary
Kerry Yeager...............    Vice President                                       8,703               *
All directors and executive
officers as a group (15                                                        21,443,982            27.59%
persons)...................


------------------------------

* Shares held represent less than 1% of the total number of outstanding shares of Common Stock of AES.

(1) Shares beneficially owned and deemed to be outstanding include AES Common Stock issued or issuable, on or before April 1, 1997, (a) upon exercise of outstanding options under The AES Corporation Incentive Stock Option Plan and The AES Corporate Stock Option Plan for Outside Directors, (b) upon exercise of warrants, (c) under The AES Corporation Deferred Compensation Plan for Executive Officers, (d) under The AES Corporation Deferred Compensation Plan for Directors, (e) upon conversion of subordinated debentures, (f) under The AES Corporation Profit Sharing and Stock Ownership Plan, and (g) under The AES Corporation Supplemental Retirement Plan.

(2) Includes (a) the following shares issuable upon exercise of options under The AES Corporation Incentive Stock Option Plan: Mr. Sant - 428,449 shares; Mr. Bakke - 226,870, shares; Mr. Hemphill - 0 shares; Mr. Unterberg - 5,687 shares; Mr. Tribone - 141,799 shares; Mr. Hanrahan - 20,409 shares; Mr. Hall - 9,725 shares; Mr. Safford - 5,701 shares and Mr. Yeager - 2,590 shares; all directors and executive officers as a group - 841,230 shares;
     (b) the following shares issuable under The AES Corporation Deferred Compensation Plan for Executive Officers: Mr. Sant - 14,021 shares; all directors and executive officers as a group - 14,021 shares; (c) the following units issuable under The AES Corporation Deferred Compensation Plan for Directors: Mr. Unterberg - 57,838 shares; all directors and executive officers as a group - 57,838 shares; (d) the following units issuable under The AES Corporation Supplemental Retirement Plan: Mr. Sant - 1,727; Mr. Bakke - 2,151; Mr. Hemphill - 649; Mr. Tribone - 404; all directors and executive officers as a group - 4,931; (e) the following shares allocated under The AES Corporation Profit Sharing and Stock Ownership Plan: Mr. Sant - 146,212 shares; Mr. Bakke - 139,479 shares; Mr. Hemphill - 99,356 shares; Mr. Tribone - 27,883 shares; Mr. Hanrahan - 16,343 shares; Mr. Hall - 7,316 shares; Mr. Safford - 8,718 shares; and Mr. Yeager - 4,410 shares; all directors and executive officers as group - 449,717 shares.

(3) Includes 7,550,146 shares held jointly by Mr. Sant and his wife. Also includes 403,241 shares held by his wife, 146,195 shares held in an IRA for the benefit of Mr. Sant, and 64,871 shares held in an IRA for the benefit of his wife. In addition, includes 1,128,751 shares held by The Summit Foundation, of which Mr. Sant disclaims beneficial ownership.

(4) Includes 6,834,658 shares held jointly by Mr. Bakke and his wife, 31,530 shares held by his children, 449,043 shares held by his wife and 181,383 shares held by the Mustard Seed Foundation, of which Mr. Bakke disclaims beneficial ownership.

(5)   Includes 8,148 shares held in an IRA for the benefit of Mr. Hemphill.

(6)   Includes 4,826 shares held by Mr. Unterberg's wife.

(7)   Includes 462 shares held by Mr. Taft for the benefit of his children.

(8) Includes 4,060 shares held jointly by Mr. Hanrahan and his wife and 27 shares held by his wife.

(9)   Includes 1,011 shares held jointly by Mr. Hall and his wife.

(10) Includes 1,600 shares held jointly by Mr. Safford and his wife, and 3,000 shares held in an IRA for the benefit of Mr. Safford and his wife.



                  (c) See "Business -- General Development of Business" and "Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the proposed Amalgamation of the Company and a wholly owned subsidiary of AES, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                  (a)   Related Parties

                  AES currently owns 7,500,000 shares of Class B Common Stock, representing approximately 48% of the Company's outstanding shares. As a result of such ownership, AES has the right to elect one-half of the Company's Board of Directors. In addition, the Company and AES have entered into a number of agreements, which are described below. These agreements were not negotiated on an arm's-length basis. Any amendment of these agreements or waiver by the Company of its rights under these agreements would have to be approved by a majority of the Class A Directors. Upon the consummation of the Amalgamation, the Company will become a wholly owned subsidiary of AES and as a consequence certain of the agreements described below would be terminated or substantially modified.

                  Service Agreement

                  The Company has entered into a Project Services Agreement with AES (the "Services Agreement") whereby AES will exclusively provide development, construction, management and operations services to the Company. The Services Agreement has an initial term of five years commencing December 1993 with three five-year renewal terms. As compensation for its services under the Services Agreement, AES will receive a payment equal to the salaries and benefits (other than benefits under certain plans identified under "Management -- Compensation of Directors and Officers") of persons performing services on behalf of AES under the Services Agreement, plus 45% thereof to cover corporate overhead and similar indirect costs. AES also will receive 50% of any development fee, construction success fee or operations and maintenance performance fee received by the Company in respect of projects for which AES has performed services. Because these arrangements were not negotiated on an arm's-length basis, it is possible that the Company could obtain similar services on more favorable terms from third parties. Management fees under the Services Agreement totalled $0.3 million, $0.1 million, and $0.4 million for the fiscal year ended November 30, 1996, November 30, 1995, and November 30, 1994 respectively. The Services Agreement provides that for the first five years that the agreement is in effect, AES will invest the after-tax proceeds of certain performance fees in additional shares of Class B common Stock. AES was not required to invest in additional shares of Class B Common Stock pursuant to this provision during the fiscal year ended November 30, 1996, the fiscal year ended November 30, 1995 or the fiscal year ended November 30, 1994.

                  Stock Purchase and Shareholder's Agreement

                  The Company and AES entered into a Stock Purchase and Shareholder's Agreement, dated as of December 29, 1993 (the "Stock Purchase Agreement"), pursuant to which the Company issued to AES 7,500,000 shares of Class B Common Stock in consideration of: (i) the investment by AES of $50.0 million in the Company; (ii) the assignment (subject to obtaining necessary third-party consents) to the Company of AES's direct or indirect interests in all letters of intent and preliminary agreements with PRC Government entities and other third parties in respect of the development of electric power generation projects in China; and (iii) AES's agreement not to compete, and to cause each of its controlled subsidiaries not to compete, with the Company in China for at least ten years. The Stock Purchase Agreement also provides that until the fifth anniversary of the date of the Services Agreement, AES will apply the after-tax proceeds of all performance fees received by AES with respect to the Company's projects to the purchase of additional shares of Class B Common Stock, subject to certain exceptions. See "Services Agreement." The Stock Purchase Agreement would be terminated upon the consummation of the Amalgamation.

                  Non-Competition and Non-Disclosure Agreement

                  As part of the consideration for issuance to AES of 7,500,000 shares of Class B Common Stock, AES entered into a Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994 (the "Non-Competition Agreement"). The Non-Competition Agreement provides that AES will not, and will not permit any subsidiary to, develop, construct, own, manage, operate, control, invest in, lend to, or acquire an interest in, or otherwise engage or participate in any electric power generation project in China, for a period equal to the greater of (i) ten years and (ii) three years after the earlier of (a) termination or non-renewal of the Services Agreement for any reason and (b) the permitted sale, conveyance or transfer by AES of all of its shares of Class B Common Stock to an unaffiliated party or parties. The Non-Competition Agreement would be terminated upon the consummation of the Amalgamation.

                  AES Affiliates' Agreements

                  Roger W. Sant, Chairman of the Board and a director of AES, and Dennis W. Bakke, Vice Chairman and a director of AES, and each other director and executive officer of AES (the "AES Affiliates"), have entered into agreements with the Company (the "AES Affiliates' Agreements") pursuant to which each AES Affiliate has agreed that until such date as all of the shares of Class B Common Stock have been converted to shares of Class A Common Stock, such AES Affiliate will not acquire, offer to acquire, or agree to acquire any shares of Class A Common Stock or rights or options to acquire any shares of Class A Common Stock, or make or in any way participate in any solicitation of proxies to vote or seek to advise, encourage or influence any person or entity with respect to the voting of any Class A Common Stock. This restriction does not apply to any such action if any person (other than such AES Affiliate, AES or a subsidiary of AES) publicly announces or proposes to the Board of Directors or management of the Company any tender or exchange offer, merger, consolidation, solicitation of proxies or similar transaction involving the Class A Common Stock, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or series of transactions) by the Company, any subsidiary of the Company or any Joint Venture in which the Company or any subsidiary invests which involves aggregate consideration equal to 50% or more of the aggregate book value of all the assets of the Company determined on a consolidated basis. The AES Affiliate's Agreement of Thomas I. Unterberg, a Director of AES and of the Company, provides that the foregoing restrictions will not restrict any market-making or investment banking activities of Unterberg Harris, of which he is a Managing Director.

                  Waivers of restrictions on purchasing Class A Common Stock under the AES Affiliates' Agreement entered into by Paul T. Hanrahan, President and Chief Executive Officer of AES Chigen, were granted in 1995 to permit Mr. Hanrahan to purchase 2,000 shares of Class A Common Stock.

                  Each AES Affiliates' Agreement will have no further relevance if the Amalgamation is consummated, because all Common Stock will be owned by AES.

                  Dual Status of Officers

                  Messrs. Sant and Bakke, in addition to serving as Chairman and Vice Chairman of AES Chigen, respectively, serve as executive officers of AES. Mr. Hanrahan devotes substantially all of his time serving as President and Chief Executive Officer of AES Chigen, but continues as a Vice President of AES and devotes some of his time to AES's activities in Asia. Mr. Safford devotes substantially all of his time serving as Vice President, Chief Financial Officer and Secretary of AES Chigen but continues to work for AES, which, from time to time, requires him to devote a portion of his time to other AES matters. Messrs. Hall and Yeager devote substantially all of their time serving as Executive Vice President and Vice President of AES Chigen, respectively, but also continue to work for AES, which, from time to time, requires them to devote a portion of their time to other AES matters. While Messrs. Hanrahan, Safford and Hall are expected to devote substantially all of their time to AES Chigen's business, AES Chigen and AES have not established any fixed allocation of their time. AES Chigen and AES acknowledge that the dual status of the aforesaid persons with AES Chigen and AES may, from time to time, require attention by an individual or individuals to matters for AES rather than AES Chigen's business in the future. In the event that such circumstances arise, AES Chigen intends to shift responsibilities of other officers, or to appoint additional officers, and to take such other action as may be necessary to avoid an adverse effect on AES Chigen's business. Furthermore, AES has agreed that it will adopt similar staffing strategies to avoid, to the extent possible, conflicting demands on such officers.

                  Amalgamation

                  See "Business -- General Development of Business" and "Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the proposed Amalgamation of the Company and a wholly owned subsidiary of AES, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                  (a) Financial Statements, Financial Statement Schedules and Exhibits.

                      (1) The following financial statements of the Company and its consolidated subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

                            -       Report of Independent Auditors.

                            - Consolidated Statements of Operations for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                            - Consolidated Balance Sheets as of November 30, 1996 and 1995.

                            - Consolidated Statements of Shareholders' Equity for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                            - Consolidated Statements of Cash Flows for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                            - Notes to Consolidated Financial Statements for the fiscal years ended November 30, 1996 and 1995 and for the period from December 7, 1993 (inception) to November 30, 1994.

                      (2)   Financial Statement Schedules

                            -       Schedule I - Condensed Financial
                                    Information.

                                    Schedules other than that listed above are omitted as the information is either not applicable, not required or has been furnished in the financial statements or notes thereto included in this Annual Report on Form 10-K.

                      (3)   Exhibits

                            1.1     Underwriting  Agreement  dated December
                                    12, 1996 between the Company and Morgan
                                    Stanley  &  Co.  Incorporated  and
                                    Donaldson,  Lufkin  &  Jenrette  Securities
                                    Corporation.

                            3.1 Memorandum of Association of the Company is incorporated herein by reference to Exhibit
                                    3.1 to the Registration Statement on Form
                                    S-1 (Registration No.
                                    33-73668).

                            3.2 Bye-laws of the Company, as amended March 27, 1995, are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

                            4.1 Indenture dated as of December 19, 1996 between the Company and Bankers Trust Company, as Trustee.

                            4.2     Form of 2006 Note.

                            4.3 Security Agreement, dated as of December 19, 1996, among the Company, Bankers
                                    Trust Company, as Trustee, and Bankers Trust
                                    Company, as Collateral Agent.

                            10.1 Stock Purchase and Shareholder's Agreement, dated as of December 29, 1993, between the Company and AES is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73668).

                            10.2 Project Services Agreement, dated as of December 29, 1993, between the Company and AES is incorporated herein by reference to
                                    Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-73668).

                            10.3 Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994, between the Company and AES is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-73668).

                            10.4 Form of AES Affiliate's Agreement, dated February 1, 1994, between the Company and each Director and Executive Officer of AES is incorporated herein by reference to
                                    Exhibit 10.4 to Amendment No. 1 to the
                                    Registration Statement on Form S-1
                                    (Registration No. 33-73668).

                            10.5    Joint Venture Agreement to Establish
                                    Yangcheng International Power Generating
                                    Company, Limited, initialed draft dated
                                    December 20, 1994, among North China
                                    Electric Power Group Corporation, Jiangsu
                                    Province Investment Corporation, Shanxi
                                    Energy Enterprise (Group) Company, Shanxi
                                    Provincial Power Company, Jiangsu Provincial
                                    Power Company and the Company is
                                    incorporated herein by reference to Exhibit
                                    10.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.6 Assignment and Assumption dated as of December 29, 1993 between AES and certain subsidiaries of AES and the Company is incorporated herein by reference to Exhibit
                                    10.11 to the Registration Statement on Form
                                    S-1 (Registration No. 33-73668).

                            10.7 AES China Generating Co. Ltd. Incentive Stock Option Plan, as amended March 27, 1995, is incorporated herein by reference to
                                    Exhibit 10.12 to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    February 28, 1995.

                            10.8    Agreement to Establish a Sino-U.S.
                                    Cooperative Joint Venture, Nanpu Thermal
                                    Power Plant in Fujian Province, executed on
                                    April 21, 1994 between Fujian Provincial
                                    Electric Power Bureau and the Company is incorporated herein by reference to Exhibit
                                    10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.9 Cooperative Joint Venture Contract for the Establishment of Sichuan Fuling Aixi Power Company Limited dated February 9, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit
                                    10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.10   Joint Venture Contract to Establish
                                    Xiangci-AES Hydro Power Company Ltd. dated
                                    July 21, 1994 between China Hunan Cili Power
                                    Company and the Company is incorporated
                                    herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.11 Power Purchase Contract dated as of July 21, 1994 between China Hunan Cili Electric Power Company and Xiangci-AES Hydro Power Company Ltd. (effectiveness certified on September 9, 1994) is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.12   Shareholders' Agreement to establish
                                    AES-GITIC Power Development Company Limited, a Bermuda limited liability company, dated November 10, 1994 between the Company and Guangdong International Trust and Investment Corporation Hong Kong (Holdings) Limited is incorporated herein by reference to Exhibit
                                    10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

                            10.13   Amendment to Article 15.03 of the
                                    Shareholders' Agreement to establish
                                    AES-GITIC Power Development Company Limited, a Bermuda limited liability company, between the Company and Guangdong International Trust and Investment Corporation Hong Kong (Holdings) Limited.

                            10.14 Cooperative Joint Venture Contract for the establishment of Yangchun Fuyang Diesel Engine Power Company Ltd. dated December 4, 1994 among Yangchun Municipal Power Supply Company, Shenzhen Futian Gas Turbine Power Company Ltd. and ABC Yangchun Company Limited is incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

                            10.15   Chengbao (Responsibility) Management
                                    Contract for Yangchun Fuyang Diesel Engine
                                    Power Company Ltd. dated December 31, 1994 between Yangchun Fuyang Diesel Engine Power Company Ltd. and Yangchun Municipal Power Supply Company and Supplemental Contract dated March 6, 1995 are incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

                            10.16 Power Purchase Contract dated May 24, 1995 between Wuxi County Sandianban and Wuxi-AES-CAREC Gas Turbine Power Company Limited is incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

                            10.17 Cooperative Joint Venture Contract for the establishment of Wuxi-AES-Zhonghang Power Company Ltd. dated May 4, 1995 among Wuxi Power Industry Company, China National Aero-engine Corporation and the Company is incorporated herein by reference to Exhibit
                                    10.25 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended May 31,
                                    1995.

                            10.18 Cooperative Joint Venture Contract for the establishment of Wuxi-AES-CAREC Gas Turbine Power Company Ltd. dated May 4, 1995 among Wuxi Power Industry Company, China National Aero-engine Corporation and the Company is incorporated herein by reference to Exhibit
                                    10.26 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended May 31,
                                    1995.

                            10.19 Loan Contract dated May 24, 1995 between AES-Chigen Company (L) Ltd. and Wuxi-AES-Zhonghang Power Company Ltd. is incorporated herein by reference to Exhibit
                                    10.27 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended May 31,
                                    1995.

                            10.20 Loan Contract dated May 24, 1995 between AES-Chigen Company (L) Ltd. and Wuxi-AES-CAREC Gas Turbine Power Company Ltd. is incorporated herein by reference to
                                    Exhibit 10.28 to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    May 31, 1995.

                            10.21* Power Purchase Contract dated December 11, 1995 among Power Supply Company of the Fuling Prefecture of Sichuan Province, Sichuan Fuling Grid Management Department and Sichuan Fuling Aixi Power Company Limited is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

                            10.22 Addendum Number One of Cooperative Joint Venture Contract to Establish Sichuan Fuling Aixi Power Company Limited dated July 11, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit
                                    10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

                            10.23 Addendum Number Two of Cooperative Joint Venture Contract to Establish Sichuan Fuling Aixi Power Company Limited dated August 29, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit
                                    10.23 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

                            10.24* Construction and Term Loan Agreement dated December 21, 1995 between AES Tian Fu Power Company (L) Ltd. and Sichuan Fuling Aixi Power Generating Company Limited is incorporated herein by reference to Exhibit
                                    10.24 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

                            10.25 Cooperative Joint Venture Contract to Establish Jiaozuo Wan Fang Power Company Limited dated January 21, 1996 between Jiaozuo Aluminum Mill and Jiaozuo Power Partners, L.P. is incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Company for the fiscal year ended November
                                     30, 1995.

                            10.26* Cooperative Joint Venture Contract to Establish Jiaozuo Wan Fang Power Company Limited dated March 27, 1996 between Jiaozuo Power Partners, L.P. and Jiaozuo Aluminum Mill is incorporated herein by reference to
                                    Exhibit 10.26 to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    May 31, 1996.

                            10.27* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to Exhibit
                                    10.27 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended May 31,
                                    1996.

                            10.28* Shareholder Loan Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and AES China Power Holding Co. (L), Ltd. is incorporated herein by reference to
                                    Exhibit 10.28 to Amendment No. 1 on Form
                                    10-Q/A to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended May 31,
                                    1996.

                            10.29* Power Purchase and Sale Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to Exhibit
                                    10.29 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

                            10.30* Power Purchase and Sale Contract dated April 25, 1996 between Jiaozuo Wan Fang Power Company Limited and Henan Electric Power Corporation is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

                            10.31 Assignment and Assumption Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to
                                    Exhibit 10.31 to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    May 31, 1996.

                            10.32 Equity Joint Venture Contract dated February 12, 1996 among China Power International Holdings Limited, AES China Holding Company
                                    (L) Ltd., Anhui Liyuan Electric Power
                                    Development Company and Wuhu Energy
                                    Development Company is incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.33* Operation & Offtake Contract dated July 5, 1996 between Wuhu Shaoda Electric Power Development Company Limited and Anhui Provincial Electric Power Corporation is incorporated herein by reference to Exhibit
                                    10.33 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended August 31, 1996.

                            10.34 Undertaking and Subordination Deed dated June 26, 1996 among AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, China Power International Holding Limited, Wuhu Energy Development Company, Wuhu Shaoda Electric Power Development Company Limited and CCIC Finance Limited is incorporated herein by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.35 Junior Subordination Agreement among China Power International Holding Limited, AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, Wuhu Energy Development Company and Wuhu Shaoda Electric Power Development Company Limited is incorporated herein by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.36 Subordinated Insurance Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.37 Subordinated Borrower Charge Over Accounts between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.38 Subordinated Project Contracts Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.39 Subordinated Mortgage Contract between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                            10.40* Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Power Development Company Ltd., Hefei Municipal Construction and Investment Company and AES Anhui Power Company Ltd. establishing Anhui Liyuan-AES Power Company Ltd.

                            10.41* AES Loan Contract by and between Anhui Liyuan-AES Power Company Limited and AES Chigen Company (L), Ltd.

                            10.42* Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Plower Development Company Ltd., Hefei Municipal Construction and Investment Company and AES Anhui Power Company Ltd. establishing Hefei Zhongli Energy Company Ltd.

                            10.43* AES Loan Contract by and between Hefei Zhongli Energy Company Limited and AES Chigen Company (L), Ltd.

                            10.44* Operation and Offtake Contract between Anhui Provincial Electric Power Corporation, Anhui Liyuan-AES Power Company Ltd. and Hefei Zhongli Energy Company Ltd.

                            10.45* Cooperative Joint Venture Contract by and among Chengdu Huaxi Electric Power (Group) Shareholding Company Ltd., China National Aero-engine Corporation and the Company.

                            10.46* Support Contract dated as of August 12, 1996 between AES Tian Fu Power Company (L) Ltd. and Chengdu AES KAIHUA Gas Turbine Power Co., Ltd.

                            10.47* Power Purchase Contract between Chengdu Huaxi Electric Power (Group) Shareholding Company Ltd. and Chengdu AES KAIHUA Gas Turbine Power Co., Ltd.

                            10.48* Agreement of Amendment to the Cooperative Joint Venture Contract and Articles of Association of Chengdu AES KAIHUA Gas Turbine Power Co., Ltd.

                            11.1 Statement of computation of earnings per share.

                            21.1    List of Subsidiaries of the Company.

                            23.1    Independent Auditors' Consent.

                            25.1    Power of Attorney.

                            27.1    Financial Data Schedule.

                            99.1 Statement Re: Computation of Fixed Charge Coverage Ratio

*The Company has requested confidential treatment for certain information identified in this exhibit.

                  (b)   Reports on Form 8-K.

                  No reports on Forms 8-K have been filed during the last quarter of the Company's fiscal year ended November 30, 1996.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 1997

                                                  AES CHINA GENERATING CO. LTD.
                                                            (Company)



                                                     By: /s/ Paul T. Hanrahan
                                                     Paul T. Hanrahan
                                                     President and
                                                     Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                               Title                                      Date

/s/ Roger W. Sant*                      Chairman of the Board and                  February 28, 1997
------------------------------          Class B Director
Roger W. Sant

/s/ Dennis W. Bakke*                    Vice Chairman and                          February 28, 1997
------------------------------          Class B Director
Dennis W. Bakke

/s/ Robert F. Hemphill, Jr.*            Vice Chairman and                          February 28, 1997
------------------------------          Class B Director
Robert F. Hemphill, Jr.

/s/ Thomas Tribone*                     Class B Director                           February 28, 1997
------------------------------
Thomas Tribone

/s/ Thomas I. Unterberg*                Class B Director                           February 28, 1997
------------------------------
Thomas I. Unterberg

/s/ William Dykes*                      Class A Director                           February 28, 1997
------------------------------
William Dykes

/s/ Xiliang Feng*                       Class A Director                           February 28, 1997
------------------------------
Xiliang Feng

/s/ Dr. Victor Hao Li*                  Class A Director                           February 28, 1997
------------------------------
Dr. Victor Hao Li

/s/ William H. Taft, IV*                Class A Director                           February 28, 1997
------------------------------
William H. Taft, IV

/s/ Paul T. Hanrahan                    President and Chief Executive Officer      February 28, 1997
------------------------------          (Principal Executive Officer)
Paul T. Hanrahan

/s/ Jeffery A. Safford                  Vice President, Chief Financial Officer    February 28, 1997
------------------------------          and Secretary (Principal Financial and
Jeffery A. Safford                      Accounting Officer)

*/s/ Jeffery A. Safford
Jeffery A. Safford
Attorney-in-Fact


                         REPORT OF INDEPENDENT AUDITORS



TO THE SHAREHOLDERS OF
AES CHINA GENERATING CO. LTD.

         We have audited the accompanying consolidated balance sheets of AES China Generating Co. Ltd. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended November 30, 1996 and for the period from December 7, 1993 (inception) to November 30, 1994. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES China Generating Co. Ltd. and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and cash flows for each of the two years in the period ended November 30, 1996 and for the period from December 7, 1993 (inception) to November 30, 1994 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE TOUCHE TOHMATSU

Hong Kong
January 31, 1997

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Fiscal Period
                                                                        Ended November 30,
                                                       -----------------------------------------------------
                                                       1996               1995                 1994
                                                       ------------       -------------        -------------
                                                               (in thousands, except per share amounts)
Revenues:
  Electricity sales................................         $8,812                $702                  $38
  Construction delay fee...........................            400                 680                   --
                                                       ------------       -------------        -------------
          Total revenues...........................          9,212               1,382                   38
Operating costs and expenses:
  Costs of sales...................................          5,360                 635                   68
  Development, selling, general and
  administrative expenses..........................          3,507               9,259                6,927
                                                       ------------       -------------        -------------
          Total operating costs and expenses.......          8,867               9,894                6,995
                                                       ------------       -------------        -------------
Operating income/(loss)............................            345             (8,512)              (6,957)
Other income/(expense):
  Interest income..................................          6,360              10,529                6,589
  Interest expense.................................        (1,120)                  --                   --
  Equity in earnings of affiliates................             663                 206                   --
  Amalgamation cost ...............................        (1,444)                  --                   --
                                                       ------------       -------------        -------------
 Income/(loss) before income taxes and
  minority interest................................          4,804               2,223                (368)
  Income taxes.....................................            387                  --                   --
  Minority interest................................            277                  85                    3
                                                       ------------       -------------        -------------
Net income/(loss)..................................         $4,140              $2,138               $(371)
                                                       ------------
                                                                          =============        =============
Net income/(loss) per share........................         $ 0.26               $0.12              $(0.03)
                                                       ============       =============        =============

Weighted average number of shares..................         15,670              17,391               14,817
                                                       ============       =============        =============






                 See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                                     As of November 30,
                                                           ----------------------------------------
                                                                 1996                    1995
                                                           ----------------        ----------------
                                                                       (in thousands)

                                             ASSETS
Current Assets:
  Cash and cash equivalents............................            $56,200                $125,684
  Investments-- held-to-maturity.......................              8,995                  41,609
  Investments-- available-for-sale.....................                 --                   2,995
  Accounts receivable from related parties.............              6,809                     463
  Interest receivable..................................                286                     293
  Inventory............................................                765                      31
  Prepaid expenses and other current assets............                874                     422
                                                           ----------------        ----------------
          Total current assets.........................             73,929                 171,497

Property, Plant and Equipment:
  Electric generating facilities......................              64,185                   6,468
  Equipment, furniture and leasehold improvements......              2,646                   1,233
  Accumulated depreciation and amortization............            (3,143)                   (665)
  Construction in progress.............................             98,912                  39,555
                                                           ----------------        ----------------
          Total property, plant and equipment, net.....            162,600                  46,591

Other Assets:
  Project development costs............................              3,352                   1,083
  Investments in and advances to affiliates............             33,202                   2,566
  Note receivable......................................              6,626                   7,500
  Deposits and other assets............................                989                     634
                                                           ----------------        ----------------
          Total other assets...........................             44,169                  11,783
                                                           ================        ================
          TOTAL........................................           $280,698                $229,871
                                                           ================        ================




                 See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.



                                                                            As of November 30,
                                                                   -------------------------------------
                                                                        1996                     1995
                                                                   ---------------        --------------
                                                                              (in thousands)

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-- The AES Corporation........................           $1,185                  $214
  Accounts payable..............................................            2,199                   537
  Payable for repurchase of shares..............................               --                10,011
  Payable for investment purchase...............................               --                 2,995
  Accrued liabilities...........................................            2,618                 1,430
  Accrued liabilities for construction..........................            4,259                    --
  Loans from minority shareholders-- current portion............            1,365                   351
  Notes payable.................................................            2,861                 1,000
                                                                   ---------------        --------------
          Total current liabilities.............................           14,487                16,538
Long-Term Liabilities:
  Deferred income taxes.........................................              387                    --
  Loans from minority shareholders..............................           34,933                 6,666
                                                                   ---------------        --------------
          Total long-term liabilities...........................           35,320                 6,666
Minority Interest...............................................           40,536                19,082
Commitments and Contingencies
Shareholders' Equity:
  Class A common stock -- par value $0.01 per share, (50,000,000 shares authorized; 1996 -- 8,134,100 shares issued and
  outstanding after deducting retirement of treasury stock; 1995-
  10,216,000 shares issued).....................................               81                   102
  Class B common stock-- par value $0.01 per share, (50,000,000
  shares authorized; 7,500,000 shares issued and outstanding)...               75                    75
  Additional paid-in capital....................................          183,980               201,762
  Retained earnings.............................................            5,907                 1,767
  Cumulative translation adjustment.............................              312                   250
  Treasury stock, at cost,
  (1,912,600 shares at  November 30, 1995)......................               --              (16,371)
                                                                   ---------------        --------------
          Total shareholders' equity............................          190,355               187,585
                                                                   ===============        ==============
          TOTAL.................................................         $280,698              $229,871
                                                                   ===============        ==============



                 See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                          Class A                        Class B
                                                          Common Stock                   Common Stock
                                                 --------------------------    -----------------------------
                                                   Shares         Amount          Shares          Amount

                                                 ------------   -----------    -------------    ------------
                                                            (in thousands, except share amounts)
    Balance December 7, 1993.................             --    $       --               --     $        --
    Issuance of Class B common stock.........             --            --        7,500,000              75
    Issuance of Class A common stock.........     10,216,000           102               --              --
    Foreign currency translation.............             --            --               --              --
    Net loss for the period..................             --            --               --              --
                                                 ------------   -----------    -------------    ------------
    Balance November 30, 1994................     10,216,000           102        7,500,000              75
    Purchase of treasury stock...............             --            --               --              --
    Foreign currency translation.............             --            --               --              --
    Net income for the year..................             --            --               --              --
                                                 ------------   -----------    -------------    ------------
    Balance November 30, 1995................     10,216,000           102        7,500,000              75
    Purchase of treasury stock...............             --            --               --              --
    Retirement of treasury stock ............    (2,081,900)          (21)               --              --
    Foreign currency translation ............             --            --               --              --
    Net income for the year .................             --            --               --              --
                                                 ============   ===========    =============    ============
    Balance November 30, 1996 ...............      8,134,100    $       81        7,500,000     $        75
                                                 ============   ===========    =============    ============




                 See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.



                        Retained
     Additional         Earnings/         Cumulative
      Paid-In         (Accumulated        Translation              Treasury Stock              Shareholders'
      Capital           Deficit)          Adjustment           Shares           Amount             Equity
    -------------    ----------------    --------------     -------------    -------------     ---------------
                                         (in thousands, except share amounts)

    $         --      $           --     $          --                --     $         --       $          --
          49,925                  --                --                --               --              50,000
         151,837                  --                --                --               --             151,939
              --                  --                16                --               --                  16
              --               (371)                --                --               --               (371)
    -------------    ----------------    --------------     -------------    -------------     ---------------
         201,762               (371)                16                --               --             201,584
              --                  --                --       (1,912,600)         (16,371)            (16,371)
              --                  --               234                --               --                 234
              --               2,138                --                --               --               2,138
    -------------    ----------------    --------------     -------------    -------------     ---------------
         201,762               1,767               250       (1,912,600)         (16,371)             187,585
              --                  --                --         (169,300)          (1,432)             (1,432)
        (17,782)                  --                --         2,081,900           17,803                  --
              --                  --                62                --               --                  62
              --               4,140                --                --               --               4,140
    =============    ================    ==============     =============    =============     ===============
    $    183,980     $         5,907     $         312                --     $         --      $      190,355
    =============    ================    ==============     =============    =============     ===============





               See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Fiscal Period Ended November 30,
                                                               --- --------------------------------------------- ------
                                                                   1996                  1995               1994
                                                               ---------------      ---------------      --------------
                                                                                    (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss).........................................  $                    $                    $
                                                                      4,140                 2,138               (371)
   Adjustments to reconcile net income/(loss) to net cash
   (used in)
    provided  by operating activities:
     Depreciation and amortization...........................         2,071                   476                107
     Provision for deferred taxes............................           387                    --                 --
     Minority interest.......................................           277                    85                  3
     Equity in earnings of affiliates........................          (663)                 (206)                --
     Dividend from affiliate.................................           626                    --                 --
     Decrease in provision for project development costs.....        (2,298)                   --                 --
     Amortization of discount/premium on investments-net.....        (2,038)               (3,543)                --
     Changes in assets and liabilities:
       Accounts receivable from related parties..............        (6,346)                 (422)               (41)
       Interest receivable...................................             7                   683               (976)
       Inventory, prepaid expenses and other current assets..        (1,186)                  (55)              (398)
       Accrued interest income from affiliates...............          (333)                   --                 --
       Deposits..............................................            28                   (82)              (309)
       Accounts payable and accrued expenses.................         3,821                   114              2,067
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by operating
          activities.........................................        (1,507)                  812                 82

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock................            --                    --            201,939
   Contributions and loans from minority shareholders........         8,497                13,535                 --
   Repayment of loans from minority shareholders.............          (270)                   --                 --
   Proceeds from notes payable...............................         2,861                 1,000                 --
   Repayment of notes payable................................        (1,000)                   --                 --
   Repurchase of Class A common stock........................       (11,443)               (6,360)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by financing
          activities.........................................        (1,355)                8,175            201,939

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress........       (69,205)              (29,544)            (3,274)
   Purchase of investments...................................            --                    --           (195,943)
   Purchase of investments-held-to-maturity..................       (29,176)             (154,630)                --
   Purchase of investments-available-for-sale................       (16,797)              (14,557)                --
   Proceeds from sales/maturity of investments...............            --                    --             93,369
   Proceeds from the maturity of investments-held-to-maturity        63,656               219,086                 --
   Proceeds from the sales of investments-available-for-sale.        16,969                14,609                 --
   Investments in and advances to affiliates.................       (22,990)               (2,360)                --
   Recoupment of investment in affiliate.....................           216                    --                 --
   Project development costs and other assets................        (2,669)               (2,269)              (687)
   Investment in note receivable.............................        (6,626)               (7,500)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by investing
          activities.........................................       (66,622)               22,835           (106,535)
                                                               ---------------      ---------------      --------------
          (Decrease ) /increase in cash and cash equivalents.      (69,484)               30,198             95,486

   CASH AND CASH EQUIVALENTS,
     Beginning of year/period................................       125,684                95,486                 --
                                                               ===============      ===============      ==============
     End of year/period......................................  $     56,200         $     125,684        $    95,486

                                                               ===============      ===============      ==============


Supplemental disclosure:

    In April 1996, the Company's joint venture partner in Jiaozuo Wan Fang contributed capital and shareholder loans of $38.4 million in the form of land use rights, construction-in-progress, equipment and receivables, net of accounts payable.

    In 1995, the Company's joint venture partners in Wuxi-AES-CAREC and Wuxi-AES-Zhonghang contributed capital in the form of work-in-progress and equipment of $5.3 million. At November 30, 1995, the Company had recorded the purchase of investments and the purchase of treasury stock for $3.0 million and $10.0 million, respectively. Payments for such purchases were made subsequent to year-end.

    In 1994, the Company's joint venture partner in Xiangci-AES contributed capital in the form of work-in-progress and equipment of $7.2 million.

                 See notes to consolidated financial statements.

                          AES CHINA GENERATING CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). The Company is an effectively controlled affiliate of The AES Corporation ("AES"). As of November 30, 1996, AES owned approximately 48% of the outstanding common stock of the Company. AES Chigen was a development stage company in 1994.

         As detailed in note 12, an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996 has been signed which, if approved by the Class A shareholders of the Company and subject to the satisfaction of certain conditions, would result in AES owning the entire outstanding common stock of the Company.

         Fiscal Periods -- Statements of operations and cash flows are presented for the period from December 7, 1993 (inception), to November 30, 1994 and for the years ended November 30, 1995 and 1996.

         Accounting Principles -- The Company has prepared its financial statements on the basis of United States generally accepted accounting principles.

         Principles of Consolidation -- The consolidated financial statements of the Company include the accounts of AES Chigen and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for by the equity method. Intercompany transactions and balances have been eliminated. In the second quarter of 1996, a subsidiary of the Company acquired a controlling interest in Jiaozuo Wan Fang Power Company Limited ("Jiaozuo Wan Fang") for cash which approximated the fair value of net tangible assets acquired. The acquisition was accounted for as a purchase.

         The Company's joint venture partners in certain 50% or less owned affiliates have guaranteed a minimum return on the Company's investment. The Company recognizes such guaranteed return in excess of its equity in the earnings of the affiliates to the extent it believes it is probable that the guaranteed return will be realized.

         Cash and Cash Equivalents -- The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consists mainly of short-term commercial paper and US Treasury bills.

         Investments -- Debt and equity securities which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt and equity securities which might be sold prior to maturity are classified as available-for-sale and carried at approximate fair value. Material unrealized gains and losses, if any, related to available-for-sale investments, net of applicable taxes, are reflected in a separate component of shareholders' equity. The Company determines the appropriate classification of securities at the time of purchase and evaluates such classification as of each balance sheet date. Transactions in investment securities are accounted for on the trade date.

         Inventory -- Inventory, valued at lower of cost (principally weighted average method) or market value, consists of spare parts, materials and fuel supplies used for the production of electricity.

         Property, Plant and Equipment -- Property, plant and equipment is stated at cost including the cost of improvements. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated composite lives of the assets, which range from 3 to 25 years. Maintenance and repairs are charged to expense as incurred.

         Construction in Progress -- Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to electric generating facilities when the related assets or group of assets are ready for their intended use. Capitalized interest during construction was $3.2 million in 1996 and $0.3 million in 1995.

         Revenue Recognition -- Revenues from the sale of electricity are recorded based upon output delivered and capacity provided at rates as specified under contract terms. Most of the Company's power plants rely primarily on one power sales contract with a single customer for the majority of its revenues. Two customers accounted for 87% and 13% of electricity sales revenues in 1996, one customer accounted for 100% of electricity sales revenues in 1995 and 1994. The failure of any customer to fulfill its contractual obligations could have a substantial negative impact on AES Chigen's revenues. However, the Company does not anticipate non-performance by the customers under these contracts. Fees for construction delay paid by Cili Power Company, the contractor of Xiangci-AES Hydro Power Company Ltd. ("Xiangci-AES"), to compensate the Company for lost generation in respect of an expansion facility, are recognized as revenue when earned.

         Project Development Costs -- Project development costs generally represent costs incurred after achieving certain project related milestones prior to the acquisition of generating assets or the start of physical construction. These costs represent amounts incurred for professional services, salaries, permits, options and other related costs. These costs are transferred to construction in progress during the construction phase and to electric generating facilities after commencement of operations.

         Income Taxes -- Income taxes are provided based on an asset and liability approach for financial accounting and reporting of income taxes. Deferred income tax liabilities or benefits are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion of, or all of, a deferred tax asset will not be realized.

         Net Income/(Loss) Per Share -- Net income/(loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and pension arrangements. The effect of dilutive stock options on net income/(loss) per share is computed using the treasury stock method. The weighted average number of shares used in computing net income/(loss) per share was 15.7 million, 17.4 million and 14.8 million for 1996, 1995 and 1994. Primary and fully diluted earnings per share are approximately the same.

         Stock Options -- Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" has been issued and will be adopted by the Company in the year ended November 30, 1997. The statement includes an optional new method for recognizing compensation expense for employee stock options. The Company is continuing to evaluate whether or not it will change to the new recognition method and, as a result, the Company has not yet determined the effect of adopting SFAS No.123.

         Foreign Currency Translation -- The Company's financial reports are prepared using the United States dollar as the reporting currency. For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated at period-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of shareholders' equity. The functional currency of all the Company's current subsidiaries and affiliates is the Renminbi Yuan, the lawful currency of the PRC ("Renminbi").

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates. Actual results could differ from those estimates.

         Reclassifications -- Certain reclassifications have been made to prior period amounts to conform with the 1996 presentation.

2.  INVESTMENTS

         At November 30, 1996 and 1995, the Company's investments were classified as either held-to-maturity or available-for-sale. The amortized cost and estimated fair value of the investments at November 30, 1996 and 1995 classified as held-to-maturity and available-for-sale were approximately the same. All investments in debt securities had maturity dates within one year from the balance sheet date. The short-term investments were invested as follows:




                                                               As of
                                                            November 30,
                                                      --------------------------

                                                        1996           1995
                                                     ------------   -----------
                                                           (in thousands)
  Held-to-maturity
  US Treasury and government agency securities.......   $1,000         $32,617
  Foreign certificates of deposit....................       --           3,000
  Commercial paper-discounted........................    7,995             --
  Floating rate notes................................       --           5,992
                                                      ==========     ===========
                                                        $8,995         $41,609
                                                      ==========     ===========
  Available-for-sale
  US Treasury and government agency securities.......     $--          $ 2,995
                                                      ==========     ===========



3.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

         As of November 30, 1996 and 1995, the Company's investments in and advances to affiliates included a 25% ownership interest in Yangchun Fuyang Diesel Power Co. Ltd. ("Yangchun Fuyang").

         As of November 30, 1996, the Company's investments in and advances to affiliates also included a 25% ownership interest in, and loan to, Wuhu Shaoda Electric Power Development Company Ltd. ("Wuhu Shaoda") as well as a 35% ownership interest in, and loan to, Chengdu AES-Kaihua Gas Turbine Power Co. Ltd. ("Chengdu AES-Kaihua").

         Summarized financial information for equity method affiliates on a combined 100% basis is as follows (in thousands):


                                                                     1996
                                                                    ------

         Sales............................................       $      5,950
         Operating income.................................              2,226
         Net income/(loss)................................               (407)
         Current assets...................................             21,083
         Non current assets...............................            124,904
         Current liabilities..............................             17,903
         Non current liabilities..........................             78,448
         Stockholders' equity.............................             49,637

4.  NOTE RECEIVABLE

         As of November 30, 1996, Jiaozuo Wan Fang had provided loans in the aggregate amount of $6.6 million through Zhongyuan Trust and Investment Company to Henan Electric Power Corporation for the construction of interconnection and transmission facilities. The loans are unsecured and bear interest at 15.3% per annum. Interest on the loans is payable in arrears beginning in 1997 and the principal is payable in 2004.

         In August 1995, the Company provided a non-interest bearing loan in the amount of $7.5 million to China Power International Holding Limited to develop and invest in Wuhu Shaoda with a condition that the loan would convert to a minority equity investment in the project upon obtaining approvals from the PRC government. In August 1996, the loan successfully converted to a minority equity investment in the project.

5.  LOANS FROM MINORITY SHAREHOLDERS

         As of November 30, 1996 and 1995, loans from minority shareholders included debt provided by the Company's joint venture partners, Wuxi Power Industry Company ("Wuxi Power") and China National Aero-Engine Corporation ("CAREC") to Wuxi-AES-CAREC Gas Turbine Power Co. Ltd. ("Wuxi-AES-CAREC") and Wuxi-AES-Zhonghang Power Co. Ltd., ("Wuxi-AES-Zhonghang"). The loans are secured by the land use rights and all assets of the joint venture companies and bear interest at 13% per annum through the end of 1995 and 15% per annum thereafter. Principal and interest are repayable in 20 semi-annual installments beginning July 1, 1996.

         As of November 30, 1996, loans from minority shareholders also included a loan in the amount of $25.7 million from Jiaozuo Aluminum Mill to Jiaozuo Wan Fang. The loan is unsecured and bears interest at 15.3% per annum and a service fee to the lender of 3% per annum. The loan is divided into two tranches in equal amounts. Interest on the first tranche of the loan is payable quarterly in arrears following commercial operation of unit one. Interest on the second tranche of the loan is payable quarterly in arrears following commercial operation of unit two. Principal of the first tranche is repayable in 27 quarterly installments beginning January 1, 1998 and the principal of the second tranche is payable in 25 quarterly installments beginning July 1, 1998.

         Scheduled maturities of loans from minority shareholders as of November 30, 1996 are as follows:

                                                              As of November 30,
                                                                     1996
                                                              ------------------
                                                               (in thousands)

         1997...................................         $              1,365
         1998...................................                        4,845
         1999...................................                        5,120
         2000...................................                        5,120
         2001...................................                        5,120
         Thereafter.............................                       14,728
                                                       =========================
                                                         $             36,298
                                                       =========================

6.  NOTES PAYABLE

         At November 30, 1996, short-term bank loans totaling $0.4 million to Xiangci-AES were outstanding. The loans are secured by the buildings of the joint venture, bear interest from 10.7% to 14.5% per annum and are repayable within one year. In addition, a short-term bank loan of $1.5 million to Anhui Liyuan-AES Power Company Ltd. ("Anhui Liyuan-AES") was outstanding. The note is unsecured, bears interest at the prevailing lending rates in the PRC which ranged from 6.8125% to 7.49% per annum and is repayable within one year.

         At November 30, 1995, notes payable consisted primarily of a short-term bank loan to Wuxi-AES-CAREC. The note is guaranteed by Wuxi County Power Fuel Company. In 1996, the short-term bank loan was renewed for another year with interest at 12.1% per annum.

7.  COMMITMENTS AND CONTINGENCIES

         Subsidiaries of the Company entered into various long-term contracts for the purchase of fuel subject to termination only in certain limited circumstances. These contracts have remaining terms of 14 years to 27 years.

         As of November 30, 1996, Xiangci-AES has approximately a $1.0 million cash reserve to complete construction of the expansion facility. Upon completion of the facility, any portion of this amount not utilized will be paid by Xiangci-AES to Cili Power Company, as contractor.

         In April 1996, Wuhu Shaoda entered into a $65.0 million term loan facility ("the Term Loan") with a syndicate of lenders to finance the construction of the power plant. The Company has guaranteed to the lenders of the Term Loan certain obligations of its wholly owned subsidiary under the joint venture contract, including an obligation to fund an $18.0 million subordinated loan and certain other liabilities which, in the aggregate, do not exceed $6.0 million.

         Wuhu Shaoda had entered into a lease contract with Wuhu Energy Development Company, one of the PRC partners in the joint venture, for land use rights of the site over its entire term of operations at an annual lease fee of $0.2 million. As of November 30, 1996, total commitment under the land use rights lease contract amounted to $5.3 million.

         Since the commencement of operations, the Company has entered into commitments to invest a total of approximately $259.6 million in the form of equity contributions and loans to its joint ventures. As of November 30, 1996, the total outstanding commitment to its joint ventures was $116.8 million.

         The Company has initialed or signed several joint venture contracts which become effective under Chinese law following receipt of certain government approvals. These joint venture contracts are also subject to the satisfaction or waiver of certain conditions precedent specified in the joint venture contracts. Until the appropriate governmental approvals have been obtained and all conditions precedent have been satisfied or waived, the Company regards the initialing or signing of a joint venture contract as being a preliminary step in the development of an electric power generation project and therefore does not recognize amounts under these joint venture contracts as commitments.

8.  SHAREHOLDERS' EQUITY

Class A Common Stock

         On March 2, 1994, the Company issued 10,000,000 shares of Class A common stock in a public offering. On April 4, 1994, the underwriters for the offering exercised a portion of the over-allotment option granted to them in connection with the initial public offering and the Company sold an additional 216,000 shares of Class A common stock. In connection with the offering, the Company registered its Class A common stock with the United States Securities and Exchange Commission and its shares were approved for quotation on the National Association of Securities Dealers Automated Quotation National Market System. The net proceeds of the offering amounted to $151.9 million.

         The holders of AES Chigen's Class A common stock are entitled, voting as a class, to elect one-half of the Board of Directors of the Company. However, the voting rights of certain holders, if any, of 20% or more of the Class A shares will be restricted in accordance with the Company's Bye-laws.

         The holders of Class A common stock had a one-time right to require the Company to repurchase their respective Class A shares if by February 23, 1997 the Company had not invested or entered into binding commitments to invest at least $50.0 million in one or more electric power generation projects in the PRC on which construction had commenced. The Company has entered into such commitments and therefore the Class A shareholders no longer have the right to require repurchase. As a result, the Class A common stock has been reclassified into shareholders' equity.

Class B Common Stock

         On December 29, 1993, AES, pursuant to a Stock Purchase and Shareholder's Agreement (the "Stock Purchase Agreement") between AES and the Company, purchased 7,500,000 shares of Class B common stock.
The net proceeds of the sale amounted to $50.0 million.

         The holders of Class B common stock are entitled, voting as a class, to elect one-half of the Board of Directors of the Company. As of November 30, 1996, 1995 and 1994, there were 7,500,000 shares of Class B common stock outstanding, all of which were owned by AES.

         Under the Stock Purchase Agreement, AES agreed that it would not transfer any Class B shares before February 23, 1996. AES also agreed not to dispose of more than 3,750,000 Class B shares plus 50% of any Class B shares acquired subsequent to AES's initial purchase of Class B common stock (excluding certain shares issued upon reinvestment by AES of performance fees received by it under the Services Agreement (see Note 9) between the Company and AES) until the earlier of the tenth anniversary of the effective date of the offering and the termination of the Services Agreement. Upon the sale or transfer by AES of any Class B common stock, such shares convert to Class A common stock. Upon the sale or transfer by AES in one or more transactions of more than approximately 50% of the Class B common stock acquired by AES, the Class B common stock will convert into Class A common stock and the right of AES to elect one-half of the Board of Directors of the Company will terminate.

         The Stock Purchase Agreement also provides AES with a preemptive right to purchase additional Class B common stock in the event the Company issues additional Class A common stock. AES also has agreed not to acquire any Class A common stock until such time as all of the shares of Class B common stock have been converted to shares of Class A common stock.

Treasury Stock

         On April 4, 1995, the Company announced a plan to repurchase up to an additional 2,042,000 shares of its Class A common stock. Prior to the announcement of the plan, the Company had purchased 168,000 shares of Class A common stock through unsolicited block transactions. As of November 30, 1995, the Company had repurchased a total of 1,912,600 shares of its Class A common stock. During the year ended November 30, 1996, the Company repurchased a further 169,300 shares of Class A common stock. The aggregate repurchase of shares approximates 20% of the shares of Class A common stock issued and were acquired at an average price of $8.55 per share. As of November 30, 1996, the Company had retired all the shares of treasury stock.

Transfer of Funds from Subsidiaries and Affiliates

         Nearly all of the monetary assets of the Company's subsidiaries and 50% or less owned affiliates are denominated in Renminbi. The conversion of Renminbi into US dollars and the remittance of US dollars abroad require PRC government approvals. At November 30, 1996, the Company's share of the net assets of its subsidiaries in the PRC amounted to $98.8 million. In addition, the ability of Wuhu Shaoda to pay dividends to the Company is subject to certain restrictions under the terms of a bank facility which has been entered into by the joint venture. No dividend distributions by the joint venture are permitted if certain debt service coverage ratios are not met.

Stock Options

         In 1994, the Company adopted the AES China Generating Co. Ltd. Incentive Stock Option Plan (the "Plan"). In March 1995, the Company's shareholders approved an increase in the total number of shares available for issuance upon exercise of options granted to employees from 875,000 to 2,000,000 shares of Class B common stock and an increase in the maximum number of shares issuable upon exercise of options that can be granted to an individual from 250,000 to 500,000 shares of Class B common stock. At November 30, 1996, there were 589,440 shares reserved for future grants under the Plan. A summary of stock option activity for the years ended November 30, 1995 and 1996 and for the period from December 7, 1993 (inception) through November 30, 1994 is as follows:


                                                               Year Ended
                                                               November 30,                Period Ended
                                                    ---------------------------------      November 30,
                                                         1996              1995                1994
                                                    --------------    ---------------    -----------------

                                                                        (in shares)

     Outstanding at beginning of year/period........    1,451,059            752,500                 --
     Exercised during the year/period...............           --                 --                 --
     Forfeited during the year/period...............      (290,388)               --
     Granted during the year/period (from $8.50
        to $16.00) .................................       247,889           698,559            752,500
                                                    --------------    ---------------    -----------------
     Outstanding -- end of year/period (from $8.50
        to $16.00)..................................     1,408,560         1,451,059            752,500
                                                    ==============    ===============    =================
     Eligible for exercise-- end of year/period.....       379,112           150,500                 --
                                                    ==============    ===============    =================


         All options granted under the Plan have an exercise price equal to 100% of the market price of the Class A common stock at the date the option was granted. For the options granted in 1994 and 1995, options granted expire in ten years from the date of grant and generally become eligible for exercise in installments of 20% at the end of each of the first five years following the grant date. Certain options granted during 1995 become eligible for exercise in installments of 20% at the end of one year following the date of grant with an additional 20% of the shares vesting on the later of each of the second, third, fourth and fifth anniversaries of the date of grant or the date the market price reaches, for a sixty-day consecutive period, a price per share of $15.00, $20.00, $25.00 and $30.00, respectively. A majority of options granted in 1996 become eligible for exercise over a two year period.

9.  RELATED PARTIES

         AES Chigen has entered into a Project Services Agreement with AES (the "Services Agreement") whereby AES will exclusively provide development, construction management and operations services to the Company. The Services Agreement has an initial term of five years commencing December 1993 with three five-year renewal terms. Management fees under the Services Agreement totaled $0.3 million, $0.1 million and $0.4 million for the years ended November 30, 1996 and 1995 and for the period ended November 30, 1994, respectively. The Services Agreement provides that for the first five years that the agreement is in effect AES will invest the after-tax proceeds of certain performance fees in additional shares of Class B common stock.

         The Company has entered into a Non-Competition and Non-Disclosure Agreement with AES which provides that AES will not compete with the Company in China to develop, acquire, construct, own, or operate electric power generation facilities for a period of ten years beginning December 1993, or for the period ending three years after the Services Agreement is terminated, whichever is longer. The Company has agreed not to compete with AES in the remaining parts of Asia with respect to electric power generation activities.

         Pursuant to the service agreement between Wuxi-AES Zhonghang and Wuxi-AES-CAREC, and the construction service agreement between Wuxi-AES-CAREC, CAREC and Wuxi Power Industry Company ("Wuxi Power"), CAREC and Wuxi Power are responsible for the construction of the combined cycle plant on a cost-plus basis. The amounts paid to CAREC and Wuxi Power for construction during 1996 and 1995 were approximately $0.7 million and $0.2 million, respectively.

         As of November 30, 1996, accounts receivable from related parties consisted primarily of amounts due from Cili Power Company, for sale of electricity and for the payment of construction delay fees, amount due from the Xishan City Electricity Management Office, an associated company of the joint venture partner in Wuxi-AES-CAREC, for sale of electricity and a short-term loan to a Chinese partner in Wuxi-AES-CAREC bearing interest at 12.1% per annum.

         As of November 30, 1995, accounts receivable from related parties represented amounts due from Cili Power Company, a joint venture partner in Xiangci-AES, for sale of electricity.

10.  INCOME TAXES

         The Company's PRC joint ventures are entitled to a two-year tax exemption from state and local income taxes commencing from the first profitable year of operations, after taking into account any losses brought forward from prior years, followed by a 50% reduction in tax rates for the next three years ("tax holidays"). No PRC income tax was incurred during 1996, 1995 and 1994 as the joint ventures were either within the exemption period of the tax holidays or had not yet commenced commercial operations.

         As of November 30, 1996, a deferred tax liability amounting to approximately $0.4 million was provided for, mainly for timing differences arising from deferred expenses and accelerated depreciation of property, plant and equipment under the PRC tax rules.

         As of November 30, 1994 and 1995, there were no material temporary differences between recognition of transactions for tax reporting purposes and financial reporting purposes, therefore, no provision for deferred tax was recorded.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of financial instruments, including cash and cash equivalents, investments, note receivable and payables for repurchase of shares and investment purchases, were equal to their approximate fair values as of November 30, 1996 and 1995 because of the relatively short maturities of these investments. As of November 30, 1996 and 1995, the carrying value of loans from minority shareholders and the note payable approximated fair value determined by the estimated discount rate a prospective seller would pay to a credit-worthy third party to assume the obligation.

12.  SUBSEQUENT EVENTS

         The Company and AES have entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996, pursuant to which a wholly owned subsidiary of AES would amalgamate (the "Amalgamation") with the Company and each share of the Company's Class A common stock outstanding prior to the Amalgamation will thereafter represent the right to receive shares of AES common stock. The Agreement and Plan of Amalgamation is subject to various conditions, including the approval of the holders of the Class A common Stock of the Company. In the Amalgamation, all outstanding options to acquire Class B common Stock in the Company under the Company's Incentive Stock Option Plan would be converted into options to acquire shares of AES common stock.

         On December 19, 1996 the Company completed a $180.0 million public offering of its notes and received net proceeds of approximately $173.9 million. The notes mature on December 15, 2006 and bear interest at the rate of 10 1/8% per annum. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1997. The notes rank at least pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company. The holders of the notes have a claim to amounts on deposit in certain collateral accounts that is prior to the claims of other creditors of the Company. The notes contain certain restrictions on the payment of dividends, redemption of equity interests and the making of certain investments, among other things.

                                                                    SCHEDULE I


                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                     STATEMENTS OF UNCONSOLIDATED OPERATIONS

                                 (in thousands)





                                                                            Fiscal Period
                                                                         Ended November 30,
                                                       -----------------------------------------------------
                                                           1996                1995                 1994
                                                       ------------       -------------        -------------

Revenues                                               $      400         $       680          $      --
Equity in earnings of subsidiaries                          3,724                 465                  5
                                                       ------------       -------------        -------------
          Total revenues                                    4,124               1,145                  5
                                                       ------------       -------------        -------------

Operating costs and expenses:
  Costs of sales  and services                                557                 524                 37
  Selling, general and administrative expenses              3,463               8,616              6,927
                                                       ------------       -------------        -------------
          Total operating costs and expenses                4,020               9,140              6,964
                                                       ------------       -------------        -------------

Operating Income/ (loss)                                      104              (7,995)            (6,959)
  Amalgamation cost                                        (1,444)                 --                 --
  Interest income, net                                      5,480              10,133              6,588

                                                       ------------       -------------        -------------
 Income/(loss) before taxes                                 4,140               2,138               (371)

Income Taxes                                                   --                  --                 --

                                                       ============       =============        =============
Net income/(loss)                                      $    4,140         $     2,138          $    (371)
                                                       ============       =============        =============






                             See notes to Schedule 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                          UNCONSOLIDATED BALANCE SHEETS

                                 (in thousands)



                                                                        As of November 30,
                                                           -----------------------------------------
                                                                 1996                    1995
                                                           -----------------       -----------------

ASSETS

Current Assets:
  Cash and cash equivalents                                $       26,190          $       109,713
  Investments-- held-to-maturity                                    8,995                   41,609
  Investments-- available-for-sale                                     --                    2,995
  Accounts receivable from related parties                          1,231                      320
  Prepaid expenses and other current assets                           630                      978
                                                           ----------------        ----------------

          Total current assets                                     37,046                  155,615

Investment in subsidiaries (on the equity method)                 152,712                   36,990

Office Equipment:
  Cost                                                              1,220                    1,003
  Accumulated depreciation                                           (653)                    (355)

                                                           ----------------        ----------------
          Total property, plant and equipment, net                    567                      648

Other Assets:
  Project development costs                                         3,352                    1,083
  Note receivable                                                      --                    7,500
  Deposits and other assets                                           972                      633
                                                           ----------------        ----------------

          Total other assets                                        4,324                    9,216
                                                           ----------------        ----------------

TOTAL                                                      $      194,649          $       202,469
                                                           ================        ================





                             See notes to Schedule 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                          UNCONSOLIDATED BALANCE SHEETS

                                 (in thousands)




                                                                             As of November 30,
                                                                   -------------------------------------
                                                                        1996                  1995
                                                                   --------------        --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-- The AES Corporation                           $       1,185          $       214
  Accounts payable                                                         1,114                  193
  Payable for repurchase of shares                                            --               10,011
  Payable for investment purchase                                             --                2,995
  Accrued liabilities                                                      2,307                1,721

                                                                   ---------------       --------------
          Total current liabilities                                        4,606               15,134

Shareholders' Equity:
  Class A common stock                                                        81                  102
  Class B common stock                                                        75                   75
  Additional paid-in capital                                             183,980              201,762
  Retained earnings                                                        5,907                1,767
  Treasury stock, at cost,                                                    --              (16,371)

                                                                   ---------------       --------------
          Total shareholders' equity                                     190,043              187,335
                                                                   ---------------       --------------

TOTAL                                                              $     194,649          $   202,469
                                                                   ===============       ==============




                                         See notes to Schedule 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                            Fiscal Period Ended November 30,
                                                               --------------------------------------------------------
                                                                     1996                1995                 1994
                                                               ---------------      ---------------      --------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash (used in) / provided by operating                    (40)               (1,370)               335
          activities

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             --                  --             201,939
   Repurchase of Class A common stock                               (11,443)               (6,360)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by financing
          activities                                                (11,443)               (6,360)           201,939

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress                  (224)                 (445)              (544)
   Purchase of investments                                               --                    --           (195,943)
   Purchase of investments-held-to-maturity                         (29,176)             (154,630)                --
   Purchase of investments-available-for-sale                       (16,797)              (14,557)                --
   Proceeds from sales/maturity of investments                           --                    --             93,369
   Proceeds from the maturity of investments-held-to-maturity        63,656               219,086                 --
   Proceeds from sales of investments-available-for-sale             16,969                14,609                 --
   Investments in and advances to subsidiaries                     (104,714)              (28,453)            (7,500)
   Recoupment of investment in subsidiaries                             871                    --                 --
   Project development costs and other assets                        (2,625)               (1,327)              (996)
   Investment in note receivable                                         --                (7,500)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by investing
          activities                                                (72,040)               26,783           (111,614)
                                                               ---------------      ---------------      --------------
          (Decrease ) / increase in cash and cash equivalents       (83,523)               19,053             90,660

   CASH AND CASH EQUIVALENTS,
    Beginning of year/period                                        109,713                90,660                 --
                                                               ===============      ===============      ==============
    End of year/period                                         $     26,190         $     109,713        $    90,660

                                                               ===============      ===============      ==============




                                           See notes to Schedule 1

                          AES CHINA GENERATING CO. LTD

                               NOTES TO SCHEDULE I



1.       APPLICATION OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  Accounting for Subsidiaries - AES China Generating Co. Ltd. has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

                  Revenues - Construction and operation management fees earned by the parent from its consolidated subsidiaries are eliminated.

                                 EXHIBIT INDEX



Exhibit                                                                               Sequentially
Number                Document                                                        Numbered Page

1.1                   Underwriting Agreement dated December 12, 1996 between the
                      Company and Morgan Stanley & Co. Incorporated and Donaldson,
                      Lufkin & Jenrette Securities Corporation.

4.1 Indenture dated as of December 19, 1996 between the Company and Bankers Trust Company, as Trustee.

4.2                   Form of 2006 Note.

4.3                   Security Agreement, dated as of December 19, 1996, among the
                      Company, Bankers Trust Company, as Trustee, and Bankers Trust
                      Company, as Collateral Agent.

10.40*                Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Plower Development Company
                      Ltd., Hefei Municipal Construction and Investment Company and
                      AES Anhui Power Company Ltd. establishing Anhui Liyuan-AES
                      Power Company Ltd.

10.41*                AES Loan Contract by and between Anhui Liyuan-AES Power
                      Company Limited and AES Chigen Company (L), Ltd.

10.42*                Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Plower Development Company
                      Ltd., Hefei Municipal Construction and Investment Company and
                      AES Anhui Power Company Ltd. establishing Hefei Zhongli
                      Energy Company Ltd.

10.43*                AES Loan Contract by and between Hefei Zhongli Energy Company
                      Limited and AES Chigen Company (L), Ltd.

10.44*                Operation and Offtake Contract between Anhui Provincial
                      Electric Power Corporation, Anhui Liyuan-AES Power Company
                      Ltd. and Hefei Zhongli Energy Company Ltd.

10.45*                Cooperative Joint Venture Contract by and among Chengdu Huaxi
                      Electric Power (Group) Shareholding Company Ltd., China
                      National Aero-engine Corporation and the Company.

10.46*                Support Contract dated as of August 12, 1996 between AES Tian
                      Fu Power Company (L) Ltd. and Chengdu AES KAIHUA Gas Turbine
                      Power Co., Ltd.

10.47*                Power Purchase Contract between Chengdu Huaxi Electric Power
                      (Group) Shareholding Company Ltd. and Chengdu AES KAIHUA Gas
                      Turbine Power Co., Ltd.

10.48*                Agreement of Amendment to the Cooperative Joint Venture Contract
                      and Articles of Association of Chengdu AES KAIHUA Gas Turbine
                      Power Co., Ltd.

11.1                  Statement of computation of earnings per share.

21.1                  List of Subsidiaries of the Company.

23.1                  Independent Auditors' Consent.

25.1                  Power of Attorney.

27.1                  Financial Data Schedule.

99.1                  Statement Re: Computation of Fixed Charge Coverage
                      Ratio


*The Company has requested confidential treatment for certain information identified in this exhibit.