Form 10-K/A
period 1996-11-30
AES CHINA GENERATING CO LTD
filed 1997-03-24
CIK 916792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996
                         Commission file number 0-23148

                          AES CHINA GENERATING CO. LTD.
             (Exact name of registrant as specified in its charter)



         BERMUDA                                                98-0152612
(State or other jurisdiction                                (I.R.S.  Employer
incorporation or organization)                             Identification No.)

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

                              (Title of each class)

                                 ---------------

                                   AMENDMENT 1

                  The undersigned registrant hereby amends, as set forth in the pages attached hereto, its Annual Report on Form 10-K for the fiscal year ended November 30, 1996:

                  The Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 is hereby amended to file (1) amended Item 7, Discussion and Analysis of Financial Condition and Results of Operations, (2) amended Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K and (3) revised version of Exhibit 23.1, Independent Auditors' Consent. Item 7,
Item 14, Exhibit 23.1 and Exhibit 27.1 are attached hereto.

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

                  Years ended November 30, 1996 and 1995

                  Cash from Operations. Net cash used in operating activities totaled $1.5 million for 1996 as compared to $0.8 million used in operating activities for 1995. The increase in 1996 resulted primarily from an increase in net income due to the commencement of operations of Wuxi Tin Hill offset by an adjustment of the provision for project development costs and a net reduction in the components of working capital.

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

                            23.1    Independent Auditors' Consent.

                            25.1    Power of Attorney.

                            27.1    Financial Data Schedule.

                            99.1 Statement Re: Computation of Fixed Charge Coverage Ratio

* The Company has requested confidential treatment for certain information identified in this exhibit.

           (b)   Reports on Form 8-K.

           No reports on Forms 8-K have been filed during the last quarter of the Company's fiscal year ended November 30, 1996.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  AES CHINA GENERATING CO. LTD.
                                                  (Registrant)

Date:  March 24, 1997                             /s/ Jeffery A. Safford
                                                  -----------------------------
                                                  Jeffery A. Safford
                                                  Vice President
                                                  Chief Financial Officer and
                                                  Secretary

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

                                      AES CHINA GENERATING CO. LTD.



                                                                            As of November 30,
                                                                   -------------------------------------
                                                                        1996                   1995
                                                                   ---------------        --------------
                                                                              (in thousands)

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-- The AES Corporation........................           $1,185                  $214
  Accounts payable..............................................            2,199                   537
  Payable for repurchase of shares..............................               --                10,011
  Payable for investment purchase...............................               --                 2,995
  Accrued liabilities...........................................            2,618                 1,430
  Accrued liabilities for construction..........................            4,259                    --
  Loans from minority shareholders-- current portion............            1,365                   351
  Notes payable.................................................            2,861                 1,000
                                                                   ---------------        --------------
          Total current liabilities.............................           14,487                16,538
Long-Term Liabilities:
  Deferred income taxes.........................................              387                    --
  Loans from minority shareholders..............................           34,933                 6,666
                                                                   ---------------        --------------
          Total long-term liabilities...........................           35,320                 6,666
Minority Interest...............................................           40,536                19,082
Commitments and Contingencies
Shareholders' Equity:
  Class A common stock -- par value $0.01 per share, (50,000,000 shares authorized; 1996 -- 8,134,100 shares issued and
  outstanding after deducting retirement of treasury stock;
  1995-- 10,216,000 shares issued) .............................               81                   102
  Class B common stock-- par value $0.01 per share, (50,000,000
  shares authorized; 7,500,000 shares issued and outstanding)...               75                    75
  Additional paid-in capital....................................          183,980               201,762
  Retained earnings.............................................            5,907                 1,767
  Cumulative translation adjustment.............................              312                   250
  Treasury stock, at cost, (1,912,600 shares at
  November 30, 1995)............................................               --              (16,371)
                                                                   ---------------        --------------
          Total shareholders' equity............................          190,355               187,585
                                                                   ===============        ==============
          TOTAL.................................................         $280,698              $229,871
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




                                      AES CHINA GENERATING CO. LTD.

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

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



                                      AES CHINA GENERATING CO. LTD.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Period Ended November 30,
                                                               --------------------------------------------------------
                                                                    1996                 1995                 1994
                                                               ---------------      ---------------      --------------
                                                                                    (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss).........................................  $      4,140          $      2,138        $      (371)
   Adjustments to reconcile net income/(loss) to net cash
   (used in) provided  by operating activities:
     Depreciation and amortization...........................         2,071                   476                107
     Provision for deferred taxes............................           387                    --                 --
     Minority interest.......................................           277                    85                  3
     Equity in earnings of affiliates........................          (663)                 (206)                --
     Dividend from affiliate.................................           626                    --                 --
     Decrease in provision for project development costs.....        (2,298)                   --                 --
     Amortization of discount/premium on investments-net.....        (2,038)               (3,543)                --
     Changes in assets and liabilities:
       Accounts receivable from related parties..............        (6,346)                 (422)               (41)
       Interest receivable...................................             7                   683               (976)
       Inventory, prepaid expenses and other current assets..        (1,186)                  (55)              (398)
       Accrued interest income from affiliates...............          (333)                   --                 --
       Deposits..............................................            28                   (82)              (309)
       Accounts payable and accrued expenses.................         3,821                   114              2,067
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by operating
          activities.........................................        (1,507)                 (812)                82

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock................            --                    --            201,939
   Contributions and loans from minority shareholders........         8,497                13,535                 --
   Repayment of loans from minority shareholders.............          (270)                   --                 --
   Proceeds from notes payable...............................         2,861                 1,000                 --
   Repayment of notes payable................................        (1,000)                   --                 --
   Repurchase of Class A common stock........................       (11,443)               (6,360)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by financing
          activities.........................................        (1,355)                8,175            201,939

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress........       (69,205)              (29,544)            (3,274)
   Purchase of investments...................................            --                    --           (195,943)
   Purchase of investments-held-to-maturity..................       (29,176)             (154,630)                --
   Purchase of investments-available-for-sale................       (16,797)              (14,557)                --
   Proceeds from sales/maturity of investments...............            --                    --             93,369
   Proceeds from the maturity of investments-held-to-maturity        63,656               219,086                 --
   Proceeds from the sales of investments-available-for-sale.        16,969                14,609                 --
   Investments in and advances to affiliates.................       (22,990)               (2,360)                --
   Recoupment of investment in affiliate.....................           216                    --                 --
   Project development costs and other assets................        (2,669)               (2,269)              (687)
   Investment in note receivable.............................        (6,626)               (7,500)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by investing
          activities.........................................       (66,622)               22,835           (106,535)
          (Decrease ) /increase in cash and cash equivalents.       (69,484)               30,198             95,486

   CASH AND CASH EQUIVALENTS,
     Beginning of year/period................................       125,684                95,486                 --
                                                               ----------------     ---------------      --------------
     End of year/period......................................  $     56,200         $     125,684        $    95,486

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

         Stock Options -- Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" has been issued and will be adopted by the Company in the year ended November 30, 1997. The statement includes an optional new method for recognizing compensation expense for employee stock options. The Company is continuing to evaluate whether or not it will change to the new recognition method and, as a result, the Company has not yet determined the effect of adopting SFAS No. 123.

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


                                                                          As of
                                                                       November 30,
                                                              -----------------------------

                                                                  1996             1995
                                                              ------------     ------------
                                                                     (in thousands)
          Held-to-maturity
          US Treasury and government agency securities.......   $1,000          $32,617
          Foreign certificates of deposit....................       --            3,000
          Commercial paper-discounted........................    7,995               --
          Floating rate notes................................       --            5,992
                                                              ============     ============
                                                                $8,995          $41,609
                                                              ============     ============
          Available-for-sale
          US Treasury and government agency securities.......      $--          $ 2,995
                                                              ============     ============

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

         Scheduled maturities of loans from minority shareholders as of November 30, 1996 are as follows:


                                               As of November 30,
                                                      1996
                                            -------------------------
                                                  (in thousands)

     1997..................................  $                  1,365
     1998...................................                    4,845
     1999...................................                    5,120
     2000...................................                    5,120
     2001...................................                    5,120
     Thereafter.............................                   14,728
                                             =========================
                                             $                 36,298
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



                                                               Year Ended
                                                              November 30,                 Period Ended
                                                    ---------------------------------      November 30,
                                                         1996              1995                1994
                                                    --------------    ---------------    -----------------

                                                                        (in shares)

     Outstanding at beginning of year/period.........   1,451,059            752,500                   --
     Exercised during the year/period................          --                 --                   --
     Forfeited during the year/period................    (290,388)                --                   --
     Granted during the year/period (from $8.50
        to $16.00) ..................................     247,889            698,559              752,500
                                                    --------------    ---------------    -----------------
     Outstanding -- end of year/period (from $8.50
        to $16.00)...................................   1,408,560          1,451,059              752,500
                                                    ==============    ===============    =================
     Eligible for exercise-- end of year/period......     379,112            150,500                   --
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
                                                       ============       =============        =============






                                         See notes to Schedule 1

                                      AES CHINA GENERATING CO. LTD.

                                     CONDENSED FINANCIAL INFORMATION

                                      UNCONSOLIDATED BALANCE SHEETS

                                              (in thousands)



                                                                     As of November 30,
                                                           ----------------------------------------
                                                                 1996                    1995
                                                           ----------------        ----------------

ASSETS

Current Assets:
  Cash and cash equivalents                                $        26,190          $       109,713
  Investments-- held-to-maturity                                     8,995                   41,609
  Investments-- available-for-sale                                      --                    2,995
  Accounts receivable from related parties                           1,231                      320
  Prepaid expenses and other current assets                            630                      978
                                                           ----------------        ----------------

          Total current assets                                      37,046                  155,615

Investment in subsidiaries (on the equity method)                   153,024                  37,240

Office Equipment:
  Cost                                                                1,220                   1,003
  Accumulated depreciation                                             (653)                   (355)

                                                            ----------------        ----------------
          Total property, plant and equipment, net                      567                     648

Other Assets:
  Project development costs                                          3,352                    1,083
  Note receivable                                                       --                    7,500
  Deposits and other assets                                            972                      633
                                                            ----------------        ----------------

          Total other assets                                         4,324                    9,216
                                                            ----------------        ----------------

TOTAL                                                       $      194,961          $       202,719
                                                            ================        ================



                                         See notes to Schedule 1

                                      AES CHINA GENERATING CO. LTD.

                                     CONDENSED FINANCIAL INFORMATION

                                      UNCONSOLIDATED BALANCE SHEETS

                                              (in thousands)




                                                                            As of November 30,
                                                                   -------------------------------------
                                                                        1996                   1995
                                                                   ---------------        --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-- The AES Corporation                           $       1,185          $       214
  Accounts payable                                                         1,114                  193
  Payable for repurchase of shares                                            --               10,011
  Payable for investment purchase                                             --                2,995
  Accrued liabilities                                                      2,307                1,721
                                                                   ---------------        --------------

          Total current liabilities                                        4,606               15,134

Shareholders' Equity:
  Class A common stock                                                        81                  102
  Class B common stock                                                        75                   75
  Additional paid-in capital                                             183,980              201,762
  Retained earnings                                                        5,907                1,767
  Treasury stock, at cost                                                     --              (16,371)
  Cumulative translation adjustment                                          312                  250
                                                                   ---------------        --------------

          Total shareholders' equity                                     190,355              187,585
                                                                   ---------------        --------------

TOTAL                                                              $     194,961          $   202,719
--------------------------------------------------------------------------------------------------------



                                         See notes to Schedule 1

                                      AES CHINA GENERATING CO. LTD.

                                     CONDENSED FINANCIAL INFORMATION

                                 UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (in thousands)



                                                                          Fiscal Period Ended November 30,
                                                               --------------------------------------------------------
                                                                    1996                 1995                1994
                                                               ---------------      ---------------      --------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash (used in) / provided by operating                    (40)               (1,370)               335
          activities

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             --                     --          201,939
   Repurchase of Class A common stock                               (11,443)               (6,360)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by financing                (11,443)               (6,360)           201,939
          activities

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress                  (224)                 (445)              (544)
   Purchase of investments                                               --                    --           (195,943)
                                                                    (29,176)             (154,630)                --
   Purchase of investments-held-to-maturity
   Purchase of investments-available-for-sale                       (16,797)              (14,557)                --
   Proceeds from sales/maturity of investments                           --                    --             93,369
   Proceeds from the maturity of investments-held-to-maturity        63,656               219,086                 --
   Proceeds from sales of investments-available-for-sale             16,969                14,609                 --
   Investments in and advances to subsidiaries                     (104,714)              (28,453)            (7,500)
   Recoupment of investment in subsidiaries                             871                    --                 --
   Project development costs and other assets                        (2,625)               (1,327)              (996)
   Investment in note receivable                                          --               (7,500)                --
                                                               ---------------      ---------------      --------------
          Net cash (used in) / provided by investing                (72,040)               26,783           (111,614)
          activities
                                                               ---------------      ---------------      --------------
          (Decrease ) / increase in cash and cash equivalents       (83,523)               19,053             90,660

   CASH AND CASH EQUIVALENTS,
     Beginning of year/period                                       109,713                90,660                 --
                                                               ---------------      ---------------      --------------
     End of year/period                                        $     26,190         $     109,713        $    90,660


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

                                  EXHIBIT INDEX

Exhibit                                                           Sequentially
Number                Document                                    Numbered Page
-------               --------                                    -------------

23.1                  Independent Auditors' Consent.
27.1                  Financial Data Schedule.