Form 10-K/A
AES CHINA GENERATING CO LTD
filed 1997-04-11
CIK 916792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

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

                                   AMENDMENT 2

                  The undersigned registrant hereby amends, as set forth in the pages attached hereto, its Annual Report on Form 10-K for the fiscal year ended November 30, 1996:

                  The Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 is hereby amended to file a revised version of
Exhibit 10.44. Revised Exhibit 10.44 is attached hereto.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AES CHINA GENERATING CO. LTD.
                                                   (Registrant)

Date:  April 11, 1997                              /s/  Jeffery A. Safford
                                                   -----------------------------
                                                   Jeffery A. Safford
                                                   Vice President
                                                   Chief Financial Officer and
                                                   Secretary

                                  EXHIBIT INDEX


Exhibit                                                        Sequentially
Number       Document                                          Numbered Page
-------      --------                                          -------------

10.44*       Operation and Offtake Contract between Anhui
             Provincial Electric Power Corporation, Anhui
             Liyuan-AES Power Company Ltd. and Hefei Zhongli
             Energy Company Ltd.


-------

* Certain information identified in this exhibit has been omitted pursuant to a request to the Commission for confidential treatment.