Form 10-Q
period 1997-02-28
AES CHINA GENERATING CO LTD
filed 1997-04-14
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                For the quarterly period ended February 28, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
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

                        Telephone Number (86 10) 5089619
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes     X                           No
                       ---                             ----

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 10, 1997.

            8,158,095 shares of Class A Common Stock, $.01 par value. 7,500,000 shares of Class B Common Stock, $.01 par value.

                          AES CHINA GENERATING CO. LTD.


                                      INDEX





                     PART I.    FINANCIAL INFORMATION               Page No


Item 1.           Consolidated Financial Statements:

                  Consolidated Statements of Operations .. ........... 3

                  Consolidated Balance Sheets......................... 4

                  Consolidated Statements of Cash Flows............... 6

                  Notes to Consolidated Financial Statements ......... 7


Item 2.           Discussion and Analysis of Financial Condition
                     and Results of Operations........................ 9



                     PART II.    OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K .................. 14

                  Signatures......................................... 15

                                     PART I

Item 1.  Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS)
                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                February 28, 1997            February 29, 1996

                                                                -----------------------------------------------
                                                                                (unaudited)

REVENUES:
    Electricity sales                                       US$             2,507      US$                 64
    Construction delay fee                                                     -                          360
                                                                -------------------        --------------------
    Total revenues                                                          2,507                         424

OPERATING COSTS AND EXPENSES:
    Costs of sales                                                          1,726                         231
    Development, selling, general and
    administrative expenses                                                 1,637                       1,992
                                                                -------------------        --------------------

    Total operating costs and expenses                                      3,363                       2,223
                                                                -------------------        --------------------

OPERATING LOSS                                                               (856)                     (1,799)

OTHER INCOME/(EXPENSES):
   Interest income                                                          3,215                       1,978
   Interest expense                                                        (1,170)                         -
   Equity in earnings of affiliates                                           107                         126
   Amalgamation cost                                                         (143)                         -
                                                                -------------------        --------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                       1,153                         305

    Income taxes                                                               86
                                                                                                           -
    Minority interest                                                         (56)                        (11)
                                                                -------------------        --------------------

NET INCOME                                                  US$             1,123      US$                316
                                                                -------------------        --------------------

NET INCOME PER SHARE                                        US$              0.07      US$               0.02

                                                                ===================        ====================



                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)


                                                                              As of                      As of
                                                                       February 28, 1997           November 30, 1996
                                                                      -------------------         -------------------
                                                                          (unaudited)

ASSETS

Current Assets:
    Cash and cash equivalents                                     US$            145,738      US$             56,200
    Investments - held-to-maturity                                                43,572                       8,995
    Investments - available-for-sale                                              12,993                           -
    Accounts receivable from related parties                                       3,264                       6,809
    Interest receivable                                                              737                         286
    Inventory                                                                      1,057                         765
    Prepaid expenses and other current assets                                        653                         874
                                                                      --------------------      ----------------------

    Total current assets                                                         208,014                      73,929

Property, Plant and Equipment:
    Electric generating facilities                                                71,474                      64,185
    Equipment, furniture and leasehold improvements                                2,863                       2,646
    Accumulated depreciation and amortization                                     (4,016)                     (3,143)
    Construction in progress                                                     135,487                      98,912
                                                                      --------------------      ----------------------

    Total property, plant and equipment, net                                     205,808                     162,600

Other Assets:
    Deferred costs, net                                                            5,935                         407
    Project development costs                                                      3,907                       3,352
    Investments in and advances to affiliates                                     42,421                      33,202
    Note receivable                                                                6,631                       6,626
    Deposits and other assets                                                        575                         582
                                                                      --------------------      ----------------------

    Total other assets                                                            59,469                      44,169
                                                                      --------------------      ----------------------

TOTAL                                                             US$            473,291      US$            280,698
                                                                      ====================      ======================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)


                                                                                As of                       As of
                                                                         February 28, 1997            November 30, 1996
                                                                         ---------------------      ---------------------
                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - The AES Corporation                         US$                 600       US$              1,185
    Accounts payable                                                                 2,953                        2,199
    Accrued liabilities                                                              5,179                        2,618
    Accrued liabilities for construction                                             3,449                        4,259
    Loans from minority shareholders - current portion                               1,955                        1,365
    Bank loans                                                                       2,387                        2,861
                                                                         ---------------------      ---------------------

    Total current liabilities                                                       16,523                       14,487

Long-Term Liabilities:
    Notes payable, net                                                             179,831                            -
    Bank loan                                                                        7,000                            -
    Deferred income taxes                                                              472                          387
    Loans from minority shareholders                                                34,998                       34,933
                                                                         ---------------------      ---------------------

    Total long-term liabilities                                                    222,301                       35,320

Minority Interest                                                                   42,703                       40,536

Shareholder's Equity:
    Class A Common Stock - par value $0.01 per share,
     (50,000,000 shares authorized; issued and outstanding:
      1997 - 8,158,095; 1996 - 8,134,100)                                               82                           81
    Class B Common Stock - par value $0.01 per share,
     (50,000,000 authorized; 7,500,000 shares issued
      and outstanding)                                                                  75                           75
    Additional paid-in capital                                                     184,203                      183,980
    Retained earnings                                                                7,030                        5,907
    Cumulative translation adjustment                                                  374                          312
                                                                         ---------------------      ---------------------

    Total shareholders' equity                                                     191,764                      190,355
                                                                         ---------------------      ---------------------

TOTAL                                                              US$             473,291     US$              280,698
                                                                         =====================      =====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Three Months Ended
                                                                           February 28, 1997           February 29, 1996
                                                                         ------------------------------------------------
                                                                                          (unaudited)

   Net cash provided by / (used in) operating activities             US$               3,712       US$            (1,869)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of notes                                               174,151                          --
   Contributions and loans from minority shareholders                                  2,190                       3,562
   Repayment of loans from minority shareholders                                        (687)                         --
   Proceeds from bank loans                                                            8,206                          36
   Repayment of bank loans                                                            (1,680)                         --
   Sale of Class A common stock                                                          224                          --
   Repurchase of Class A common stock                                                     --                     (11,443)
                                                                         --------------------        --------------------
          Net cash provided by/(used in)  financing activities                       182,404                      (7,845)

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress                                (40,985)                     (5,934)
   Purchase of investments -held-to-maturity                                         (43,153)                     (6,602)
   Purchase of investments -available-for-sale                                       (12,991)                     (8,746)
   Proceeds from maturity of investments -held-to-maturity                             9,000                      10,187
   Proceeds from sales of investments -available-for-sale                                 --                       3,000
   Investments in and advances to affiliates                                          (7,977)                         --
   Project development costs and other assets                                           (472)                       (132)
                                                                         --------------------        --------------------
          Net cash used in investing activities                                      (96,578)                     (8,227)
                                                                         --------------------        --------------------

          Increase/(decrease) in cash and cash equivalents                            89,538                     (17,941)

   CASH AND CASH EQUIVALENTS,
     Beginning of period                                                              56,200                     125,684
                                                                         --------------------        --------------------

     End of period                                                   US$             145,738       US$           107,743
                                                                         ====================        ====================




                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General and Basis of Presentation

AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). The Company is a controlled affiliate of the AES Corporation ("AES"). As of February 28, 1997, AES owned approximately 48% of the outstanding common stock of the Company.

The consolidated financial statements include the accounts of AES China Generating Co. Ltd. (the "Company"), its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended February 28, 1997 and February 29, 1996 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at February 28, 1997 and November 30, 1996 and the reported amounts of revenues and expenses during the three months ended February 28, 1997 and February 29, 1996. Actual results could differ from those estimates.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (the "Annual Report"). This Quarterly Report on Form 10-Q should be read in conjunction with such Annual Report.

2.       Notes Payable

As of February 28, 1997, notes payable consisted of $180 million principal amount Notes due on December 15, 2006 (the "2006 Notes"). The 2006 Notes bear interest at the rate of 10 1/8% per annum. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1997. The 2006 Notes rank at least pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company. The holders of the 2006 Notes have a claim to amounts on deposit in debt service and interest reserve accounts that is prior to the claims of other creditors of the Company. The 2006 Notes are redeemable at the Company's option, in whole or in part, beginning December 15, 2001 at redemption prices in excess of par and are redeemable at par beginning December 15, 2003.

The terms of the 2006 Notes contain certain covenants and restrictions. The most restrictive of these covenants include a requirement to maintain certain reserves and limitations on the payment of dividends, redemption of equity interests, redemption of subordinated indebtedness, making of certain investments, incurrence of certain indebtedness, certain assets sales and the incurrence of indebtedness to refinance existing indebtedness, among other things.


3.       Long Term Bank Loans

As of February 28, 1997, a long-term bank loan of $7.0 million to Anhui Liyuan-AES Power Company Ltd., a joint venture of the Company, was outstanding. The loan is unsecured and bears interest at the prevailing lending rates in the PRC. The interest rate for the first quarter of 1997 was approximately 7.7% per annum. Scheduled maturities of the bank loan as of February 28, 1997 are as follows:

                                            (in thousands)
         1998                             $             --
         1999                                           --
         2000                                        2,000
         2001                                        2,000
         2002                                        3,000
                                            --------------
                                          $          7,000
                                            ==============

4.       Commitments and Contingencies

Since the commencement of operations, the Company has entered into commitments to invest a total of approximately $259.6 million in the form of equity contributions and loans to its joint ventures. As of February 28, 1997, the total outstanding commitments to its joint ventures was $91.5 million.

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

5.       Proposed Amalgamation

The Company and AES Corporation have entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996, pursuant to which a wholly owned subsidiary of AES would amalgamate (the "Amalgamation") with the Company and each share of the Company's Class A common stock outstanding prior to the Amalgamation will thereafter represent the right to receive shares of AES common stock. The Agreement and Plan of Amalgamation is subject to various conditions, including the approval of the holders of the Class A common stock of the Company. In the Amalgamation, all outstanding options to acquire Class B common stock in the Company under the Company's Incentive Stock Option Plan would be converted into options to acquire shares of AES common stock. The Company's shareholders approved the Amalgamation at a Special Class Meeting of holders of the Class A common stock and a Special General Meeting of the shareholders of the Company, both of which were held on April 10, 1997. The Amalgamation is expected to become effective in late April 1997 after certain regulatory filings are made in Bermuda.


Item 2.  Discussion and Analysis of Financial Condition and Results of
         Operations



Introduction

The Company, directly and through its wholly owned offshore subsidiaries, engages in the development, construction, operation and ownership of electric power generating facilities in the PRC by means of its participation in joint ventures. The Company currently owns interests in the following eight power plants (the "Current Projects") with an aggregate nameplate capacity of approximately 818MW.

                   Projects in Operation or Under Construction




                                                 Company     Company
                        Location    Capacity     Interest   Ownership
Joint Venture(s)       (Province)     (MW)         (MW)        (%)     Fuel       Status
----------------       ----------   --------     --------   ---------  ----       ------
Jiaozuo Wan Fang         Henan        250          175        70       Coal       Under construction
Power Company                                                                     (first unit scheduled to
Ltd.                                                                              be in operation by the
("Jiaozuo                                                                         second quarter of 1997:
Aluminum                                                                          second unit scheduled
Power")                                                                           to be in operation by the
                                                                                  second quarter of 1998)




Wuhu Shaoda               Anhui       250          62.5        25      Coal       In operation
Electric Power                                                                    (second unit passed its
Development                                                                       output performance test on
Company Ltd.                                                                      March 17, 1997)
("Wuhu Grassy Lake")

Anhui Liyuan-AES          Anhui       115.2        80.6        70       Oil       Under construction
Power Company                                                                     (simple cycle unit
Ltd. and Hefei                                                                    scheduled to be in
Zhongli Energy                                                                    operation by the third
Company Ltd.                                                                      quarter of 1997:
("Hefei Prosperity                                                                combined cycle unit
Lake")                                                                            scheduled to be in
                                                                                  operation in the second
                                                                                  quarter of 1998)

Wuxi-AES-CAREC            Jiangsu      63          34.7        55       Oil       In operation
Gas Turbine Power
Company Ltd. and
Wuxi-AES-
Zhonghang Power
Company Ltd.
("Wuxi Tin Hill")

Sichuan Fuling Aixi       Sichun       50          35          70      Coal       Under construction
Power Company                                                                     (scheduled to be in
Ltd.                                                                              operation in February
("Aixi Heart River")                                                              1998)

Chengdu AES-Kaihua        Sichuan      48          16.8        35      Natural    Under construction
Gas Turbine Power                                                        Gas      (scheduled to be in
Company Ltd.                                                                      operation in the third
("Chengdu Lotus                                                                   quarter of 1997)
City")

Huanan Xingci-AES         Hunan        26.2        13.4        51      Hydro      In operation.
Hydro Power                                                                       (last unit passed its
Company Ltd.                                                                      performance test on
("Cili Misty Mountain")                                                           February 22, 1997)

Yangchun Fuyang           Guangdong    15.1         3.8        25       Oil       In operation
Diesel Engine Power
Company Ltd.
("Yangchun Sun
Spring")
                                      -----       -----

                Total                 817.5       421.8
                                      -----       -----


The Company is considering an investment in Yangcheng Sun City, a project with an aggregate nameplate capacity of 2,100MW, and is considering investments in two other power projects, namely Tianjin Teda and Nanpu Southern Delta, with an aggregate nameplate capacity of 800MW (the "Potential Projects").

The Company and AES Corporation have entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996, pursuant to which a wholly owned subsidiary of AES would amalgamate (the "Amalgamation") with the Company and each share of the Company's Class A common stock outstanding prior to the Amalgamation will thereafter represent the right to receive shares of AES common stock. The Agreement and Plan of Amalgamation is subject to various conditions, including the approval of the holders of the Class A common stock of the Company. In the Amalgamation, all outstanding options to acquire Class B common stock in the Company under the Company's Incentive Stock Option Plan would be converted into options to acquire shares of AES common stock. The Company's shareholders approved the Amalgamation at a Special Class Meeting of holders of the Class A common stock and a Special General Meeting of the shareholders of the Company, both of which were held on April 10, 1997. The Amalgamation is expected to become effective in late April 1997 after certain regulatory filings are made in Bermuda.

After the Amalgamation, the Company's ability to invest in projects will be substantially limited by covenants contained in various AES debt agreements (the "AES Debt Covenants"). See "Liquidity and Capital Resources."

In March 1997, the Wuxi Tin Hill joint venture reached agreement with the power purchaser on the amount of payment for required minimum offtake of electricity for 1996, which was in dispute. The agreement included the deferral of certain amounts scheduled to be paid in 1996 and a corresponding adjustment upward of future scheduled payments of capital return.

On March 17, 1997, the second unit of the Wuhu Grassy Lake 250 MW coal-fired facility passed its output performance test. This essentially completes the construction of the facility. However, the project has experienced delays in obtaining approvals for electricity tariff to be paid to the joint venture. Due to this delay and uncertainty related to the actual level of tariff to be approved, no amount for the Company's equity in the earnings of the Wuhu Grassy Lake project has been recognized in the statement of operations.

Results of Operations

Revenues and Cost of Sales. Total revenue increased from approximately $0.4 million to $2.5 million from the first quarter of 1996 to the first quarter of 1997. Costs of sales, which include fuel, operations, maintenance expenses, depreciation and amortization, increased from approximately $0.2 million to $1.7 million from the first quarter of 1996 to the first quarter of 1997. The increases in revenues and costs of sales were primarily due to the commencement of operations of the Wuxi Tin Hill project.

Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses decreased approximately $0.4 million from $2.0 million to $1.6 million from the first quarter of 1996 to the first quarter of 1997. The decrease was primarily due to the capitalization of development costs associated with the Yangcheng Sun City project, which has achieved certain project related milestones.

Interest Income. Interest income increased $1.2 million from $2.0 million to $3.2 million from the first quarter of 1996 to the first quarter of 1997. The increase was primarily due to the proceeds received from the Company's public debt offering in December 1996 being available for investment in marketable securities for the three months ended February 28, 1997.

Interest Expense. During the first quarter of 1997, interest expense was approximately $1.2 million. There were two components to interest expenses incurred in the first quarter of 1997: (i) the interest expense associated with the issuance of the 2006 Notes in December of 1996, offset in part by capitalization of interest incurred during the development and construction of the Company's projects, and (ii) interest on two minority shareholder loans to Wuxi-AES-CAREC. Capitalized interest was approximately $3.0 million for the first quarter of 1997. For the corresponding period in 1996, the Company had no outstanding loans.

Amalgamation Cost. Amalgamation cost of approximately $0.1 million related to expenses incurred in pursuing the proposed Amalgamation with AES announced in November 1996.

Liquidity and Capital Resources

The Company's business has required substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its Joint Ventures. Since commencing business, the Company has entered into commitments to invest a total of approximately $259.6 million in the form of equity contributions and loans to its Joint Ventures, of which $178.4 million has been invested as of March 31, 1997. If the Amalgamation is not consummated or the AES Debt Covenants otherwise do not apply, the Company would expect to incur additional commitments in the future in connection with the development, acquisition, construction, ownership and operation of additional electric power plants and related facilities in China.

If any holder of shares of Class A Common Stock exercises dissenter's rights under Bermuda law in connection with the Amalgamation, the Company would be obligated to pay any amounts awarded by a Bermuda court, which would reduce the amounts available for investment in the Current Projects or the Potential Projects.

The Company is not currently affected by the AES Debt Covenants because it is not a subsidiary of AES. After the Amalgamation, the Company will be subject to the AES Debt Covenants, including those contained in the documents governing AES's 10 1/4% Subordinated Notes due 2006, 9 3/4% Senior Subordinated Notes due 2000 and $425 million credit facility due 1999. The material limitations that will become applicable to the Company pursuant to the AES Debt Covenants will include those described below.

Under the AES Debt Covenants, AES may not permit any subsidiary with a direct or indirect interest in a power generation facility (as defined in the relevant agreements) to make any investment in, or to consolidate or merge with, any other entity with a direct or indirect interest in any other power generation facility or other business.

Immediately prior to the expected consummation of the Amalgamation, the Company intends to contribute the net proceeds of the 2006 Notes remaining after the funding of an interim reserve account and a debt service reserve account to its subsidiaries to provide funding for the Potential Projects and other future projects, as well as additional funding for the Current Projects. It is anticipated that these amounts will not in the aggregate be more than approximately $80 million. Under the AES Debt Covenants, as a general matter, after exhaustion of these amounts, no additional AES Chigen funds would be available to fund investment in additional power projects or to fund the capital requirements and construction cost overruns for the Current Projects. As a consequence, opportunities for investment, along with the associated risks, that would otherwise be available to the Company may instead be taken by other investors, including AES. Additional capital requirements for AES Chigen-invested projects would have to be funded by other parties, including AES, which would result in a dilution of the Company's interest in any such project. In addition, due to the application of the AES Debt Covenants, cash flow generated from projects would not be permitted to be invested in any other project. As a result, to the extent these funds are not required to pay expenses incurred by the Company, they may accumulate over time. The Company is permitted, pursuant to the terms of the Indenture under which the 2006 Notes were issued, to pay a portion of such funds as dividends, provided that the Company satisfies certain conditions.

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

One of the results of the Amalgamation will be to terminate the Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994 (the "Non-Competition Agreement") between the Company and AES, which, among things, prohibits the Company from developing, constructing, owning, managing and operating electric power generation projects in any part of Asia other than China. Subject to the limitations imposed by the AES Debt Covenants, the Company may consider investing through its subsidiaries in power projects outside of China.

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

Cash from Operations

Net cash provided by operating activities for the three months ended February 28, 1997 totaled $3.7 million as compared to $1.9 million used in operating activities for the same period in 1996. The increase in 1997 resulted primarily from an increase in net income due to the commencement of operations of Wuxi Tin Hill and interest income from investments in marketable securities and a net increase in the components of working capital.

Cash from Investing Activities

Net cash used in investing activities totaled $96.6 million during the first quarter of 1997 as compared to $8.2 million used in investing activities during the same period of 1996. The 1997 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $49.5 million and the purchase of short-term investments (net of any proceeds from the maturity or sale of short-term investments) of $47.1 million.

Cash from Financing Activities

Net cash provided by financing activities during the first quarter of 1997 aggregated $182.4 million as compared to $7.8 million used in financing activities during the same period of 1996. During the first quarter of 1997, the Company received proceeds, net of underwriting discounts and commissions and offering costs, of $174.2 million from the issuance of the 2006 Notes, proceeds of $8.2 million from bank loans available to subsidiaries and $2.2 million of loans and contributions made to subsidiaries by minority shareholders, which were partially offset by repayment of bank loans of $1.7 million and repayment of $0.7 million of loans from minority shareholders.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit
     Number           Document
     --------         --------

       11             Statements Regarding Computation of Earnings Per Share.

       27             Financial Data Schedule.

       99.1           Statement Re:  Computation of Fixed Charge Coverage Ratio.

     (b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   AES China Generating Co. Ltd.
                                                          (Registrant)




Date:  April 14, 1997                                /s/ Jeffery A. Safford
                                                     ----------------------
                                                     Jeffery A. Safford
                                                     Vice President,
                                                     Chief Financial Officer and
                                                     Secretary

                                                                      Exhibit 11

                          AES CHINA GENERATING CO. LTD.

             STATEMENTS REGARDING COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)

                                                                          Three Months Ended
                                                                  February 28, 1997           February 29, 1996
                                                                 -----------------------------------------------
                                                                                  (unaudited)

PRIMARY
Weighted Average Number of Shares of
  Common Stock Outstanding                                                   15,637                      15,647

Net effect of Dilutive Stock Options Based
  on the Treasury Stock Method Using
  Average Market Price                                                          347                           -

Stock Allocated to Pension Plan                                                   6                           -
                                                                 --------------------         ------------------

Weighted Average Shares Outstanding                                          15,990                      15,647
                                                                 ====================         ==================

Net Income                                                   US$              1,123       US$               316
                                                                 ====================         ==================

Per Share Amount                                             US$               0.07       US$              0.02
                                                                 ====================         ==================

FULLY DILUTED
Weighted Average Number of Shares of
  Common Stock Outstanding                                                   15,637                      15,647

Net Effect of Dilutive Stock Options Based
  on the Treasury Stock Method Using Ending
  Market Price                                                                  550                           -

Stock Allocated to Pension Plan                                                   6                           -
                                                                 --------------------         ------------------

Weighted Average Shares Outstanding                                          16,193                      15,647
                                                                 ====================         ==================

Net Income                                                   US$              1,123       US$               316
                                                                 ====================         ==================

Per Share Amount                                            US$                0.07       US$              0.02
                                                                 ====================         ==================


                                                                    Exhibit 99.1

                          AES CHINA GENERATING CO. LTD.

            STATEMENT RE: COMPUTATION OF FIXED CHARGE COVERAGE RATIO
                       (in thousands except ratio amounts)



                                                                                       Three months ended
                                                                          February 28, 1997          February 29, 1996
                                                                        -------------------------------------------------

   Adjusted Cash Flow
   (A) Cash Inflow:

   (i)   Dividend, distribution, payment of interest and
         scheduled repayment of loan received by the Company
         and its Wholly Owned Subsidiaries from the Project
         Companies                                                     $                800        $                --

   (ii)  50% of the combined interest income of the Company,
         and its Wholly Owned Subsidiaries from cash, cash
         equivalents and investments in marketable securities                         1,019                        932
                                                                        ---------------------      ----------------------
                                                                                      1,819                        932
                                                                        ---------------------      ----------------------

   (B)   Cash Flow:

   (i)   Selling, general and administrative expenses of the
         Company and its Wholly Owned Subsidiaires                                      486                        953

   (ii)  Company Designated Costs                                                        --                      1,184
                                                                        ---------------------      ----------------------
                                                                                        486                      2,137
                                                                        ---------------------      ----------------------


                                                                       $              1,333        $            (1,205)
                                                                        =====================      ======================

   Adjusted Interest Expenses                                          $              3,848        $                --
                                                                        =====================      ======================

   Fixed Charge Coverage ratio                                                   0.35 : 1.0                         --
                                                                        =====================      ======================
