Form 10-Q
period 1997-05-31
AES CHINA GENERATING CO LTD
filed 1997-07-15
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           3/F(W), Golden Bridge Plaza
                          No. 1(A) Jianguomenwai Avenue
                   Beijing 100020, People's Republic of China
                     (Address of principal executive office)

                        Telephone Number (86 10) 6089619
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                                     No ___

         Indicate the number of shares outstanding of the registrant's Common Stock, as of July 15, 1997.

            12,000 shares of Common Stock, par value $1.00 per share

                          AES CHINA GENERATING CO. LTD.


                                      INDEX





                        PART I.    FINANCIAL INFORMATION               Page No


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations .......................  3

          Consolidated Balance Sheets .................................  5

          Consolidated Statements of Cash Flows........................  7

          Notes to Consolidated Financial Statements ..................  8

Item 2.   Discussion and Analysis of Financial Condition
           and Results of Operations ..................................  10


                          PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings....................................   Not Applicable

Item 2.   Changes in Securities........................................  17

Item 3.   Defaults Upon Senior Securities......................   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders..........  17

Item 5.   Other Information....................................   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.............................  18

          Signatures...................................................  19

                                     PART I

Item 1.  Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                      May 31, 1997                May 31, 1996
                                                                  --------------------------------------------------
                                                                                     (unaudited)
REVENUES:
    Electricity sales                                         US$                 2,566    US$                2,383
    Construction delay fee                                                           --                          43
                                                                  ----------------------       ---------------------
    Total revenues                                                                2,566                       2,426

OPERATING COSTS AND EXPENSES:
    Costs of sales                                                                1,564                       1,766
    Development, selling, general and
    administrative expenses                                                       1,698                       1,413
                                                                  ----------------------       ---------------------

    Total operating costs and expenses                                            3,262                       3,179
                                                                  ----------------------       ---------------------

OPERATING LOSS                                                                     (696)                       (753)

OTHER INCOME/(EXPENSES):
   Interest income                                                                3,363                       1,737
   Interest expense                                                              (1,082)                       (322)
   Equity in earnings of an affiliate                                               101                         126
   Amalgamation cost                                                                (33)                         --
                                                                  ----------------------       ---------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                             1,653                         788

    Income taxes                                                                    (32)                        202
    Minority interest                                                               (68)                         (8)
                                                                  ----------------------       ---------------------

NET INCOME                                                   US$                  1,753     US$                 594
                                                                  ======================       =====================
NET INCOME PER SHARE                                         US$                 146.08     US$               49.50
                                                                  ======================       =====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                  Six Months Ended
                                                                      May 31, 1997                May 31, 1996
                                                                  --------------------------------------------------
                                                                                     (unaudited)
REVENUES:
    Electricity sales                                         US$                 5,073     US$               2,447
    Construction delay fee                                                           --                         403
                                                                  ----------------------       ---------------------
    Total revenues                                                                5,073                       2,850

OPERATING COSTS AND EXPENSES:
    Costs of sales                                                                3,290                       1,997
    Development, selling, general and
    administrative expenses                                                       3,335                       3,405
                                                                  ----------------------       ---------------------

    Total operating costs and expenses                                            6,625                       5,402
                                                                  ----------------------       ---------------------

OPERATING LOSS                                                                   (1,552)                     (2,552)

OTHER INCOME/(EXPENSES):
   Interest income                                                                6,578                       3,715
   Interest expense                                                              (2,252)                       (322)
   Equity in earnings of an affiliate                                               208                         252
   Amalgamation cost                                                               (176)                         --
                                                                  ----------------------       ---------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                             2,806                       1,093

    Income taxes                                                                     54                         202
    Minority interest                                                              (124)                        (19)
                                                                  ----------------------       ---------------------

NET INCOME                                                   US$                  2,876   US$                   910
                                                                  ======================       =====================
NET INCOME PER SHARE                                         US$                 239.67   US$                 75.83
                                                                  ======================       =====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)


                                                                            As of                      As of
                                                                         May 31, 1997             November 30, 1996
                                                                      --------------------      ----------------------
                                                                          (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                   US$             128,903   US$                56,200
    Debt service reserves                                                        18,073                          --
    Investments - held-to-maturity                                                8,336                       8,995
    Investments - available-for-sale                                              8,407                          --
    Accounts receivable from related parties                                      5,604                       6,809
    Interest receivable                                                           1,004                         286
    Inventory                                                                     1,020                         765
    Prepaid expenses and other current assets                                     1,628                         874
                                                                      --------------------      ----------------------

    Total current assets                                                        172,975                      73,929

Property, Plant and Equipment:
    Electric generating facilities                                               71,504                      64,185
    Equipment, furniture and leasehold improvements                               3,221                       2,646
    Accumulated depreciation and amortization                                    (4,925)                     (3,143)
    Construction in progress                                                    166,899                      98,912
                                                                      --------------------      ----------------------

    Total property, plant and equipment, net                                    236,699                     162,600

Other Assets:
    Deferred costs, net                                                           5,823                         407
    Project development costs                                                     4,449                       3,352
    Investments in and advances to affiliates                                    44,260                      33,202
    Note receivable                                                               7,597                       6,626
    Debt service reserves                                                        18,225                          --
    Deposits and other assets                                                       751                         582
                                                                      --------------------      ----------------------

    Total other assets                                                           81,105                      44,169
                                                                      --------------------      ----------------------

TOTAL                                                           US$             490,779   US$               280,698
                                                                      ====================      ======================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)

                                                                               As of                       As of
                                                                             May 31, 1997            November 30, 1996
                                                                         ---------------------      ---------------------
                                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - The AES Corporation                      US$                 554     US$               1,185
    Accounts payable                                                              2,877                       2,199
    Accounts payable for construction                                             9,210                          --
    Accrued liabilities                                                           9,573                       2,618
    Accrued liabilities for construction                                          3,854                       4,259
    Loans from minority shareholders - current portion                            2,909                       1,365
    Bank loans                                                                    2,990                       2,861
                                                                         ---------------------      ---------------------

    Total current liabilities                                                    31,967                      14,487

Long-Term Liabilities:
    Notes payable, net                                                          179,835                          --
    Bank loan                                                                     7,000                          --
    Deferred income taxes                                                           441                         387
    Loans from minority shareholders                                             35,149                      34,933
                                                                         ---------------------      ---------------------

    Total long-term liabilities                                                 222,425                      35,320

Minority Interest                                                                42,846                      40,536

Shareholders' Equity:
    Common Stock - par value $1.00 per share,
     (Authorized, issued and outstanding shares:
      1997 - 12,000; 1996 - N/A)                                                     12                          --
    Class A Common Stock - par value $0.01 per share,
     (50,000,000 shares authorized; issued and outstanding
      shares:  1997 - N/A; 1996 - 8,134,100)                                         --                          81
    Class B Common Stock - par value $0.01 per share,
     (50,000,000 shares authorized; issued and outstanding
      shares:  1997 - N/A; 1996 - 7,500,000)                                         --                          75
    Additional paid-in capital                                                  184,348                     183,980
    Retained earnings                                                             8,783                       5,907
    Cumulative translation adjustment                                               398                         312
                                                                         ---------------------      ---------------------

    Total shareholders' equity                                                  193,541                     190,355
                                                                         ---------------------      ---------------------

TOTAL                                                              US$          490,779     US$             280,698
                                                                         =====================      =====================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                        Six Months Ended
                                                                            May 31, 1997                 May 31, 1996
                                                                         -------------------- ------ --------------------
                                                                                          (unaudited)
   Net cash provided by / (used in) operating activities        US$               1,552    US$               (2,387)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of notes                                          174,110                          --
   Contributions and loans from minority shareholders                             2,390                       5,155
   Repayment of loans from minority shareholders                                   (818)                         --
   Proceeds from bank loans                                                       8,809                         180
   Repayment of bank loans                                                       (1,680)                         --
   Sale of Class A common stock                                                     224                          --
   Repurchase of Class A common stock                                                --                     (11,443)
                                                                         --------------------        --------------------
          Net cash provided by/(used in)  financing activities                  183,035                      (6,108)

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress                           (58,423)                    (20,782)
   Purchase of investments - held-to-maturity                                   (14,376)                    (11,534)
   Purchase of investments - available-for-sale                                 (14,533)                    (17,794)
   Proceeds from maturity of investments - held-to-maturity                      15,982                      39,441
   Proceeds from sales of investments - available-for-sale                        6,184                       3,000
   Investments in and advances to affiliates                                     (8,919)                         --
   Recoupment of investment in affiliate                                            322                         447
   Project development costs and other assets                                      (903)                     (1,569)
   Deposit to debt service reserves                                             (36,247)                         --
   Investment in note receivable                                                   (971)                     (2,401)
                                                                         --------------------        --------------------
          Net cash used in investing activities                                (111,884)                    (11,192)
                                                                         --------------------        --------------------

          Increase/(decrease) in cash and cash equivalents                       72,703                     (19,687)

   CASH AND CASH EQUIVALENTS,
     Beginning of period                                                         56,200                     125,684
                                                                         --------------------        --------------------

     End of period                                                US$           128,903        US$          105,997
                                                                         ====================        ====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General and Basis of Presentation

AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). On May 8, 1997, the amalgamation of a wholly-owned subsidiary of The AES Corporation ("AES") with and into AES Chigen (the "Amalgamation") was completed. The Company became a wholly-owned subsidiary of AES. Prior to the Amalgamation, the Company was a controlled affiliate of AES, which owned approximately 48% of the outstanding common stock of the Company.

The consolidated financial statements include the accounts of AES Chigen, its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

The number of shares used in computing net income per share for the three months and six months ended May 31, 1997 and May 31, 1996 was 12,000.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months and the six months ended May 31, 1997 and May 31, 1996 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at May 31, 1997 and November 30, 1996 and the reported amounts of revenues and expenses during the three months and the six months ended May 31, 1997 and May 31, 1996. Actual results could differ from those estimates.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (the "Annual Report"). This Quarterly Report on Form 10-Q should be read in conjunction with such Annual Report.


2.       Notes Payable

As of May 31, 1997, notes payable consisted of $180 million principal amount Notes due on December 15, 2006 (the "2006 Notes"). The 2006 Notes bear interest at the rate of 10 1/8% per annum. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1997. The 2006 Notes rank at least pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company. The holders of the 2006 Notes have a claim to amounts on deposit in debt service and interim reserve accounts that is prior to the claims of other creditors of the Company. The 2006 Notes are redeemable at the Company's option, in whole or in part, beginning December 15, 2001 at redemption prices in excess of par and are redeemable at par beginning December 15, 2003.

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


3.       Bank Loan

As of May 31, 1997, a long-term bank loan of $7.0 million to Anhui Liyuan-AES Power Company Ltd., a joint venture of the Company, was outstanding. The loan is unsecured and bears interest at the prevailing lending rates in the PRC. The interest rate for the six months ended May 31, 1997 was approximately 7.7% per annum. Scheduled maturities of the bank loan as of May 31, 1997 are as follows:


                                 (in thousands)
                  1998       $              --
                  1999                   1,000
                  2000                   2,000
                  2001                   2,500
                  2002                   2,500
                              -----------------
                             $           7,000
                              =================


4.       Shareholders' Equity

Since May 8, 1997, the effective date of the Amalgamation, the capital of the Company has consisted of 12,000 authorized, issued and outstanding shares of Common Stock, par value $1.00 per share.

Upon the effectiveness of the Amalgamation, each issued and outstanding share of Class A common stock of the Company was canceled in consideration of the right to receive 0.29 of a share of common stock of AES and cash in lieu of any fractional shares. All such shares of Class A common stock are no longer outstanding and were automatically canceled and retired and ceased to exist and each holder of a certificate representing any such shares of Class A common stock ceased to have any rights with respect thereto, except the right to receive the consideration, without interest.

Upon the effectiveness of the Amalgamation, each share of the Class B Common Stock was automatically canceled and ceased to exist and no consideration was delivered in exchange therefor.

Upon the effectiveness of the Amalgamation, all outstanding options issued under the AES Chigen Incentive Stock Option Plan (the "Option Plan") automatically and without any action on the part of the holders thereof became options for shares of AES common stock. The Option Plan remains in full force and effect.


5.       Commitments and Contingencies

Since the commencement of operations, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its joint ventures. As of May 31, 1997, the total outstanding commitments to its joint ventures was $170.5 million.

Pursuant to the Payment and Milestone Schedule agreed between Sichuan Fuling Aixi Power Company Ltd. and Shanghai Electric Corporation ("Shanghai Electric"), a portion of the price of the Engineering, Procurement and Construction Services Contract (the "EPC Contract") can be deferred. Interest shall accrue on the amount of the deferred payments as set forth in the Payment and Milestone Schedule. AES Chigen guaranteed to pay Shanghai Electric up to $19.2 million, representing 60% of the price of the EPC Contract, plus the interest accrued thereon. As of May 31, 1997, the amount of the deferred payment with interest accrued thereon was $9.2 million.

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


Item 2.  Discussion and Analysis of Financial Condition and Results of
         Operations

Introduction

The Company, directly and through its wholly-owned offshore subsidiaries, engages in the development, construction, operation and ownership of electric power generating facilities in the PRC by means of its participation in joint ventures. The Company currently owns interests in the nine power plants listed in the table below (the "Current Projects") with an aggregate nameplate capacity of approximately 2,918MW.

In June 1997, the Company announced the investment of a total of $98.2 million in the form of an equity contribution in Yangcheng International Power Company ("Yangcheng Power").

Yangcheng Power, a 20-year cooperative joint venture, was organized to build, own and operate a 6 x 350MW mine-mouth, coal-fired power plant in the Shanxi Province. The total investment in Yangcheng Power approved by the State Planning Council ("SPC") is approximately $1.6 billion. The registered capital approved by the SPC is 25% of the total investment, or $392.9 million. The respective ownership interests of the shareholders in Yangcheng Power are as follows: AES China Corp., a wholly owned subsidiary of the Company (25%); North China Electric Power (Group) Corporation (25%); Jiangsu Province Investment Corporation (20%); Shanxi Energy Enterprises (Group) Company (16%); Shanxi Provincial Power Company (10%); and Jiangsu Provincial Power Company (4%). The difference of $1.21 billion between the total investment and the total registered capital of the joint venture is financed by the China Construction Bank, China State Development Bank, US Export-Import Bank and Kreditanstalt fur Wiederaufbau (KfW). The project is being constructed over a 60-month period by the Shanxi Provincial Power Company under a fixed price, fixed-schedule turnkey contract. The first unit is scheduled to be in operation within 35 months. The turbines and generators will be provided by Siemens and boilers will be provided by Foster Wheeler Energy Corporation. Electric power from the plant will be transmitted over a 730 kilometer transmission line to Jiangsu Power in Jiangsu Province, on the eastern coast of China.


                   Projects in Operation or Under Construction

                                                  Company    Company
                        Location    Capacity     Interest   Ownership
Joint Venture(s)       (Province)     (MW)         (MW)        (%)     Fuel       Status

Yangcheng                Shanxi       2,100         525        25      Coal       Under construction
International                                                                     (first unit scheduled
Power  Company                                                                    to be in operation by
("Yangcheng Sun                                                                   second quarter of 2000;
City")                                                                            last unit scheduled to be in
                                                                                  operation by the second
                                                                                  quarter of 2002)

Jiaozuo Wan Fang          Henan        250          175        70      Coal       Under construction
Power Company                                                                     (first unit scheduled to
Ltd.                                                                              be in operation by the
("Jiaozuo                                                                         third quarter of 1997:
Aluminum                                                                          second unit scheduled
Power")                                                                           to be in operation by the
                                                                                  second quarter of 1998)

Wuhu Shaoda               Anhui        250         62.5        25      Coal       In operation
Electric Power
Development
Company Ltd.
("Wuhu Grassy Lake")



Anhui Liyuan-AES          Anhui       115.2        80.6        70       Oil       Under construction
Power Company                                                                     (simple cycle unit
Ltd. and Hefei                                                                    scheduled to be in
Zhongli Energy                                                                    operation by the third
Company Ltd.                                                                      quarter of 1997;
("Hefei Prosperity                                                                combined cycle unit
Lake")                                                                            scheduled to be in
                                                                                  operation in the second
                                                                                  quarter of 1998)

Wuxi-AES-CAREC           Jiangsu       63          34.7        55       Oil       In operation
Gas Turbine Power
Company Ltd. and
Wuxi-AES-
Zhonghang Power
Company Ltd.
("Wuxi Tin Hill")


Sichuan Fuling Aixi      Sichuan       50           35         70      Coal       Under construction
Power Company                                                                     (scheduled to be in
Ltd.                                                                              operation in February
("Aixi Heart River")                                                              1998)

Chengdu AES-Kaihua       Sichuan       48          16.8        35     Natural     In operation
Gas Turbine Power                                                       Gas       (facility passed its output
Company Ltd.                                                                      performance test on
("Chengdu Lotus                                                                   July 4, 1997)
City")

Hunan Xingci-AES          Hunan       26.2         13.4        51      Hydro      In operation
Hydro Power
Company Ltd.
("Cili Misty Mountain")

Yangchun Fuyang         Guangdong     15.1          3.8        25       Oil       In operation
Diesel Engine Power
Company Ltd.
("Yangchun Sun
Spring")

                                     -------      -------

                Total               2,917.5        946.8
                                   ==========      ========


The Company is currently pursuing a number of other projects in the PRC (the "Potential Projects").

The Company and AES entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996, pursuant to which a wholly-owned subsidiary of AES, AES Acquisition Co. Ltd. ("AES Sub"), would amalgamate (the "Amalgamation") with and into the Company and each share of the Company's Class A common stock outstanding prior to the Amalgamation would thereafter represent the right to receive shares of AES common stock.

The Company's shareholders approved the Amalgamation at a Special Class Meeting of holders of the Class A common stock and a Special General Meeting of the shareholders of the Company, both of which were held on April 10, 1997. The Amalgamation was completed on May 8, 1997 after certain regulatory filings were made with, and certain approvals were obtained from, Bermuda authorities.

As a result of the Amalgamation, the Company's ability to invest in projects is substantially limited by covenants contained in various AES debt agreements (the "AES Debt Covenants"). See "Liquidity and Capital Resources."

In March 1997, the Wuxi Tin Hill joint venture reached agreement with the power purchaser on the amount of payment for required minimum offtake of electricity for 1996, which was in dispute. The agreement included the deferral of certain amounts scheduled to be paid in 1996 and a corresponding adjustment upward of future scheduled payments of capital return.

On March 17, 1997, the second unit of the Wuhu Grassy Lake 250 MW coal-fired facility passed its output performance test. During the second quarter of 1997, approvals for electricity tariff to be paid to the joint venture were obtained. However, the approved tariff is less than expected, and the joint venture is negotiating with Anhui Provincial Electric Power, the Operation and Offtake Contractor, about its operation cost and management fee charged to the joint venture. Due to the uncertainty related to the operation cost and management fee, no amount for the Company's equity in the earnings of the Wuhu Grassy Lake project has been recognized in the statement of operations.

Results of Operations

Revenues

Total revenues increased from approximately $2.4 million to $2.6 million from the second quarter of 1996 to the second quarter of 1997. The increase was attributable to the commencement of operation of Unit 3 of the Cili Misty Mountain facility.

Total revenues increased from approximately $2.9 million to $5.1 million from the six months ended May 31, 1996 to the six months ended May 31, 1997. The increase was primarily due to the commencement of operation of the Wuxi Tin Hill facility and Units 2 and 3 of the Cili Misty Mountain facility.

Cost of Sales

Cost of sales, which include fuel, operations, and maintenance expenses, and depreciation and amortization, decreased $0.2 million to $1.6 million from the second quarter of 1996 to the second quarter of 1997. The decrease in cost of sales was primarily due to the lower operation cost at the Wuxi Tin Hill facility resulting from minimal operation.

Costs of sales increased from approximately $2.0 million to $3.3 million from the six months ended May 31, 1996 to the six months ended May 31, 1997. The increases in costs of sales were primarily due to the commencement of operation of the Wuxi Tin Hill facility and Units 2 and 3 of the Cili Misty Mountain facility.

Development, Selling, General and Administrative Expenses

Development, selling, general and administrative expenses increased from approximately $1.4 million to $1.7 million from the second quarter of 1996 to the second quarter of 1997. The increase was primarily due to the capitalization of a lower proportion of development costs.

Development, selling, general and administrative expenses decreased from approximately $3.4 million to $3.3 million from the six months ended May 31, 1996 to the six months ended May 31, 1997. The decrease was primarily due to the capitalization of development costs associated with Yangcheng Sun City, which achieved certain project-related milesstones in the fourth quarter of 1996.

Interest Income

Interest income increased from $1.7 million to $3.4 million from the second quarter of 1996 to the second quarter of 1997 and increased from $3.7 million to $6.6 million from the six months ended May 31, 1996 to the six months ended May 31, 1997. The increases were primarily due to the proceeds received from the Company's public debt offering in December 1996 being available for investment in marketable securities for the three months and the six months ended May 31, 1997.

Interest Expense

Interest expense increased from $0.3 million to $1.1 million from the second quarter of 1996 to the second quarter of 1997 and increased from $0.3 million to $2.3 million from the six months ended May 31, 1996 to the six months ended May 31, 1997. The increases were primarily due to (i) the interest expense associated with the issuance of the 2006 Notes in December of 1996, offset in part by capitalization of interest incurred during the development and construction of the Company's projects, and (ii) an increase in interest on two minority shareholder loans to Wuxi Tin Hill. Capitalized interest was approximately $3.9 million for the second quarter of 1997 and $6.9 million for the six months ended May 31, 1997.

Amalgamation Cost

Amalgamation costs of approximately $0.2 million for the six months ended May 31, 1997 related to expenses incurred in pursuing the Amalgamation.

Liquidity and Capital Resources

The Company's business has required substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its Joint Ventures. Since commencing business, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its Joint Ventures, of which $203.5 million has been invested as of June 30, 1997. The Company has not yet funded $154.3 million of its commitments but, as of June 30, 1997, has approximately $113.2 million available in cash and cash equivalents and marketable securities for such commitments. The shortfall of $41.1 million may be made up by loans or equity contributions from AES, but AES is not obligated to provide any such loan or equity contribution for such purpose and there are no assurances that AES would decide to provide any such loan or equity contribution.

As a result of the Amalgamation, the Company is subject to the AES Debt Covenants, including those contained in the documents governing AES's 10 1/4% Subordinated Notes due 2006, 9 3/4% Senior Subordinated Notes due 2000 and $425 million credit facility due 1999. The material limitations that are applicable to the Company pursuant to the AES Debt Covenants include those described below.

Under the AES Debt Covenants, AES may not permit any subsidiary with a direct or indirect interest in a power generation facility (as defined in the relevant agreements) to make any investment in, or to consolidate or merge with, any other entity with a direct or indirect interest in any other power generation facility or other business.

Under the AES Debt Covenants, as a general matter, after exhaustion of the net proceeds of AES Chigen's 2006 Notes remaining after the funding of an interim reserve account and a debt service reserve account, no additional AES Chigen funds would be available to fund investment in additional power projects or to fund the capital requirements and construction cost overruns for the Current Projects. As a consequence, opportunities for investment, along with the associated risks, that would otherwise be available to the Company may instead be taken by other investors, including AES. Additional capital requirements for AES Chigen-invested projects would have to be funded by other parties, including AES, which would result in a dilution of the Company's interest in any such project. In addition, due to the application of the AES Debt Covenants, cash flow generated from projects is not permitted to be invested in any other project. As a result, to the extent these funds are not required to pay expenses incurred by the Company, they may accumulate over time. The Company is permitted, pursuant to the terms of the Indenture under which its 2006 Notes were issued, to pay a portion of such funds as dividends, provided that the Company satisfies certain conditions.

Because the AES Debt Covenants are applicable to the Company, after the Amalgamation investment cannot be made in a project directly by the Company (as opposed to through one of its subsidiaries). Accordingly, prior to the Amalgamation, the Company transferred its interests in Yangcheng Sun City to a wholly owned subsidiary of the Company. In the case of this project, the approval of the relevant PRC government authority is required to effect the transfer of the Company's interest. There can be no assurance that such approval will be obtained.

One of the results of the Amalgamation has been the termination of the Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994 (the "Non-Competition Agreement") between the Company and AES, which, among things, prohibited the Company from developing, constructing, owning, managing and operating electric power generation projects in any part of Asia other than China. Subject to the limitations imposed by the AES Debt Covenants, the Company may consider investing through its subsidiaries in power projects outside of China.

Under the AES Debt Covenants, the Company and its subsidiaries are effectively prohibited from incurring additional indebtedness (as defined in the relevant instruments), except that AES Chigen's subsidiaries would under some circumstances be permitted to incur indebtedness for the purpose of financing a power project as long as such indebtedness does not have recourse to AES, the Company or another subsidiary.

Both the AES Debt Covenants and the covenants contained in the Indenture for AES Chigen's 2006 Notes require the repayment or purchase of indebtedness under specified circumstances involving asset dispositions. Insofar as separate repayments are required at the AES and the Company levels with respect to a single asset sale, this covenant may tend to cause the Company not to make an asset sale under circumstances where it otherwise would.

Under the AES Debt Covenants, an AES subsidiary is not permitted to make an investment in a project company following the occurrence of a condition permitting the acceleration of indebtedness relating to the project or any failure to pay such indebtedness at its final maturity.

As a result of the Amalgamation, the Company expects to bear the costs of project development to the extent that the Company plans to invest in a project. Insofar as the AES Debt Covenants limit the Company's future development activities and insofar as opportunities for investment, along with the associated risks, that would otherwise be available to the Company are instead taken by other investors such as AES or one of its subsidiaries, there may be a cost saving.

Cash from Operations

Net cash provided by operating activities for the six months ended May 31, 1997 totaled $1.6 million as compared to $2.4 million used in operating activities for the same period in 1996. The increase in 1997 resulted primarily from an increase in net income due to the commencement of operations of Wuxi Tin Hill and interest income from investments in marketable securities and a net increase in the components of working capital.

Cash from Investing Activities

Net cash used in investing activities totaled $111.9 million during the six months ended May 31, 1997 as compared to $11.2 million used in investing activities during the same period of 1996. The 1997 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $69.2 million, the purchase of short-term investments (net of any proceeds from the maturity or sale of short-term investments) of $6.7 million and the deposit of $36.2 million in debt service reserves.

Cash from Financing Activities

Net cash provided by financing activities during the six months ended May 31, 1997 aggregated $183.0 million as compared to $6.1 million used in financing activities during the same period of 1996. During the six months ended May 31, 1997, the Company received proceeds, net of underwriting discounts and commissions and offering costs, of $174.1 million from the issuance of the 2006 Notes, proceeds of $8.8 million from bank loans available to subsidiaries and $2.4 million of loans and contributions made to subsidiaries by minority shareholders, which were partially offset by repayment of bank loans of $1.7 million and repayment of $0.8 million of loans from minority shareholders.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

Each issued and outstanding share of Class A common stock of the Company has been canceled in consideration of the right to receive 0.29 of a share of common stock of AES. Each issued and outstanding share of Class B common stock of the Company has been canceled and ceases to exist, and no consideration has been delivered in exchange therefor. Each share of the capital stock of AES Sub was converted into and became one fully paid and nonassessable share of common stock of the Company after the Amalgamation.

As a result of the Amalgamation, which became effective on May 8, 1997, the Company's capitalization now consists of 12,000 issued and outstanding shares of common stock, par value $1.00 per share, all of which is owned by AES. The Company did not receive any consideration for the cancellation of the Class A common stock and the Class B common stock, nor for its currently issued and outstanding common stock. The exemption from registration claimed by the Company for its common stock is based on Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer, such as the Company, not involving a public offering. With respect to the Company's common stock, the Amalgamation was not a transaction involving a public offering because only one person, AES, was offered and acquired such shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 10, 1997, the Company held a special class meeting of the holders of the Company's Class A common stock and a special general meeting of the Company's shareholders. Each of these meetings was held to consider and vote upon the adoption and approval of the Amended and Restated Amalgamation Agreement, dated as of November 12, 1996, among the Company, AES and AES Sub (the "Amalgamation Proposal"), pursuant to which the parties agreed to the Amalgamation.

The vote at each such meeting was as follows:

                            Special Class Meeting       Special General Meeting
                               of holders of                of Shareholders
                            Class A Common Stock

Votes for:                          5,327,176                   12,828,526
Vote against:                         266,426                      265,576
Abstentions:                           12,610                       12,610
Broker non-votes:                   2,151,673                    2,151,673

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit
     Number           Document
     -------          --------

       3.1            Memorandum of Diminution of Authorised Share Capital.

        27            Financial Data Schedule.

      99.1            Statement Re:  Computation of Fixed Charge Coverage Ratio.

     (b) Reports on Form 8-K

                      Two reports on Form 8-K have been filed during the quarter for which this report on Form 10-Q is filed.

                      1. April 8, 1997. Items 5 and 7 were reported (including
                         Consolidated Statements of Operations for the three months ended February 28, 1997 and February 29, 1996 and Consolidated Balance Sheets as of February 28, 1997 and November 30, 1996).

                      2. May 22, 1997.  Items 1 and 7 were reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AES China Generating Co. Ltd.
                                                   (Registrant)



Date:  July 15, 1997                       /s/ Jeffery A. Safford
                                           ----------------------
                                           Jeffery A. Safford
                                           Vice President,
                                           Chief Financial Officer and Secretary