Form 10-Q
period 1997-08-31
AES CHINA GENERATING CO LTD
filed 1997-10-15
CIK 916792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

             Yes     X                                     No

   Indicate the number of shares outstanding of the registrant's Common Stock, as of October 15, 1997.

            12,000 shares of Common Stock, par value $1.00 per share

                          AES CHINA GENERATING CO. LTD.


                                      INDEX





                    PART I.    FINANCIAL INFORMATION               Page No.

Item 1.      Consolidated Financial Statements:

             Consolidated Statements of Operations .................   3

             Consolidated Balance Sheets ...........................   5

             Consolidated Statements of Cash Flows .................   7

             Notes to Consolidated Financial Statements ............   8

Item 2.      Discussion and Analysis of Financial Condition
               and Results of Operations ...........................   11

Item 3.      Quantitative and Qualitative Disclosures
               About Market Risk ..............................   Not Applicable

                    PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings ................................   Not Applicable

Item 2.      Changes in Securities and Use of Proceeds ........   Not Applicable

Item 3.      Defaults Upon Senior Securities ..................   Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders  Not Applicable

Item 5.      Other Information .................................  Not Applicable

Item 6.      Exhibits and Reports on Form 8-K ......................   17

             Signatures ............................................   18

                                     PART I

Item 1.  Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                     August 31, 1997             August 31, 1996
                                                                  --------------------------------------------------
                                                                                     (unaudited)


REVENUES:
    Electricity sales                                         US$                 4,503    US$                4,106
    Construction delay fee                                                           --                          (3)
                                                                  ----------------------       ---------------------
    Total revenues                                                                4,503                       4,103

OPERATING COSTS AND EXPENSES:
    Costs of sales                                                                3,123                       1,870
    Development, selling, general and
    administrative expenses                                                         406                       1,824
                                                                  ----------------------       ---------------------

    Total operating costs and expenses                                            3,529                       3,694
                                                                  ----------------------       ---------------------

OPERATING INCOME                                                                    974                        409

OTHER INCOME/(EXPENSES):
   Interest income                                                                3,249                       1,286
   Interest expense                                                              (1,737)                       (357)
   Equity in earnings of an affiliate                                               162                         189
   Amalgamation cost                                                               (221)                         --
                                                                  ----------------------       ---------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                             2,427                       1,527

    Income taxes                                                                    105                         253
    Minority interest                                                                22                         237
                                                                  ----------------------       ---------------------

NET INCOME                                                   US$                  2,300                 US$   1,037
                                                                  ======================        ====================
NET INCOME PER SHARE                                         US$                191.67     US$               86.42
                                                                  ======================        ====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                  Nine Months Ended
                                                                     August 31, 1997             August 31, 1996
                                                                  --------------------------------------------------
                                                                                     (unaudited)

REVENUES:
    Electricity sales                                         US$                9,576     US$                6,553
    Construction delay fee                                                          --                          400
                                                                  ----------------------       ---------------------
    Total revenues                                                               9,576                        6,953

OPERATING COSTS AND EXPENSES:
    Costs of sales                                                               6,413                        3,867
    Development, selling, general and
    administrative expenses                                                      3,741                        5,229
                                                                  ----------------------       ---------------------

    Total operating costs and expenses                                          10,154                        9,096
                                                                  ----------------------       ---------------------

OPERATING LOSS                                                                    (578)                      (2,143)

OTHER INCOME/(EXPENSES):
   Interest income                                                               9,827                        5,001
   Interest expense                                                             (3,989)                        (679)
   Equity in earnings of an affiliate                                              370                          441
    Amalgamation cost                                                             (397)                          --
                                                                  ----------------------       ---------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                            5,233                        2,620

    Income taxes                                                                   159                          455
    Minority interest                                                             (102)                         218
                                                                  ----------------------       ---------------------

NET INCOME                                                   US$                 5,176    US$                 1,947
                                                                  ======================       =====================
NET INCOME PER SHARE                                         US$               431.33     US$               162.25
                                                                  ======================       =====================


                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)


                                                                            As of                      As of
                                                                        August 31, 1997           November 30, 1996
                                                                      --------------------      ----------------------
                                                                          (unaudited)


ASSETS

Current Assets:
    Cash and cash equivalents                                   US$               89,047   US$                56,200
    Debt service reserves                                                         18,225                          --
    Investments - held-to-maturity                                                20,932                       8,995
    Investments - available-for-sale                                               6,771                          --
    Accounts receivable - The AES Corporation                                        804                          --
    Accounts receivable from related parties                                       7,674                       6,809
    Interest receivable                                                            1,488                         286
    Inventory                                                                      1,854                         765
    Prepaid expenses and other current assets                                      5,654                         874
                                                                      --------------------      ----------------------

    Total current assets                                                         152,449                      73,929

Property, Plant and Equipment:
    Electric generating facilities                                               177,159                      64,185
    Equipment, furniture and leasehold improvements                                3,363                       2,646
    Accumulated depreciation and amortization                                     (6,140)                     (3,143)
    Construction in progress                                                      78,179                      98,912
                                                                      --------------------      ----------------------

    Total property, plant and equipment, net                                     252,561                     162,600

Other Assets:
    Deferred costs, net                                                            5,679                         407
    Project development costs                                                         --                       3,352
    Investments in and advances to affiliates                                     67,589                      33,202
    Note receivable                                                                8,204                       6,626
    Debt service reserves                                                          9,113                          --
    Deposits and other assets                                                        722                         582
                                                                      --------------------      ----------------------

    Total other assets                                                            91,307                      44,169
                                                                      --------------------      ----------------------

TOTAL                                                           US$              496,317   US$               280,698
                                                                      ====================      ======================



                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par values and share amounts)


                                                                               As of                       As of
                                                                           August 31, 1997           November 30, 1996
                                                                         ---------------------      ---------------------
                                                                             (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - The AES Corporation                         US$                  --     US$                1,185
    Accounts payable                                                                 4,920                        2,199
    Accounts payable for construction                                               12,507                           --
    Accrued liabilities                                                              5,498                        2,618
    Accrued liabilities for construction                                             4,366                        4,259
    Loans from minority shareholders - current portion                               3,995                        1,365
    Bank loans                                                                       2,991                        2,861
                                                                         ---------------------      ---------------------

    Total current liabilities                                                       34,277                       14,487

Long-Term Liabilities:
    Notes payable, net                                                             179,839                           --
    Bank loan                                                                        7,000                           --
    Deferred income taxes                                                              546                          387
    Loans from minority shareholders                                                34,837                       34,933
                                                                         ---------------------      ---------------------

    Total long-term liabilities                                                    222,222                       35,320

Minority Interest                                                                   43,936                       40,536

Shareholders' Equity:
    Common  Stock  -  par  value  $1.00  per  share,  (Authorized,   issued  and
      outstanding shares:
        1997 - 12,000; 1996 - N/A)                                                      12                           --
    Class A Common Stock - par value $0.01 per share,
      (1997 - N/A; 1996 - 50,000,000 shares authorized; issued
        and outstanding shares:  8,134,100)                                              --                           81
    Class B Common Stock - par value $0.01 per share,
      (1997 - N/A; 1996 - 50,000,000 shares authorized; issued
        and outstanding shares:  7,500,000)                                             --                           75
    Additional paid-in capital                                                     184,348                      183,980
    Retained earnings                                                               11,083                        5,907
    Cumulative translation adjustment                                                  439                          312
                                                                         ---------------------      ---------------------

    Total shareholders' equity                                                     195,882                      190,355
                                                                         ---------------------      ---------------------

TOTAL                                                              US$             496,317     US$              280,698
                                                                         =====================      =====================

                 See Notes to Consolidated Financial Statements

                          AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                        Nine Months Ended
                                                                           August 31, 1997              August 31, 1996
                                                                         ------------------------------------------------
                                                                                          (unaudited)

   Net cash used in operating activities                          US$                (10,646)   US$                 (267)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of notes                                               174,100                          --
   Contributions and loans from minority shareholders                                  3,438                       1,117
   Repayment of loans from minority shareholders                                      (1,361)                         --
   Proceeds from bank loans                                                            8,810                         481
   Repayment of bank loans                                                            (1,680)                     (1,000)
   Sale of Class A common stock                                                          224                          --
   Repurchase of Class A common stock                                                     --                     (11,443)
                                                                         --------------------        --------------------
          Net cash provided by/(used in)  financing activities                       183,531                     (10,845)

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and construction in progress                                (61,905)                    (37,552)
   Purchase of investments - held-to-maturity                                        (27,600)                    (15,534)
   Purchase of investments - available-for-sale                                      (17,636)                    (22,548)
   Proceeds from maturity of investments - held-to-maturity                           16,982                      51,976
   Proceeds from sales of investments - available-for-sale                            11,037                      16,969
   Investments in and advances to affiliates                                         (31,128)                     (8,500)
   Recoupment of investment in affiliate                                                 322                          79
   Project development costs and other assets                                         (1,245)                     (3,205)
   Deposit to debt service reserves                                                  (27,287)                         --
   Investment in note receivable                                                      (1,578)                     (4,214)
                                                                         --------------------        --------------------
          Net cash used in investing activities                                     (140,038)                    (22,529)
                                                                         --------------------        --------------------

          Increase/(decrease) in cash and cash equivalents                            32,847                     (33,641)

   CASH AND CASH EQUIVALENTS,
     Beginning of period                                                              56,200                     125,684
                                                                         --------------------        --------------------

     End of period                                                US$                 89,047    US$               92,043
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

The number of shares used in computing net income per share for the three months and nine months ended August 31, 1997 and August 31, 1996 was 12,000.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months and the nine months ended August 31, 1997 and August 31, 1996 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at August 31, 1997 and November 30, 1996 and the reported amounts of revenues and expenses during the three months and the nine months ended August 31, 1997 and August 31, 1996.
Actual results could differ from those estimates.

Information concerning the organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (the "Annual Report"). This Quarterly Report on Form 10-Q should be read in conjunction with such Annual Report.

2.       Notes Payable

As of August 31, 1997, notes payable consisted of $180 million principal amount Notes due on December 15, 2006 (the "2006 Notes"). The 2006 Notes bear interest at the rate of 10 1/8% per annum. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1997. The 2006 Notes rank at least pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company. The holders of the 2006 Notes have a claim to amounts on deposit in debt service and interim reserve accounts that is prior to the claims of other creditors of the Company. The 2006 Notes are redeemable at the Company's option, in whole or in part, beginning December 15, 2001 at redemption prices in excess of par and are redeemable at par beginning December 15, 2003.

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


3.       Bank Loan

As of August 31, 1997, a long-term bank loan of $7.0 million to Anhui Liyuan-AES Power Company Ltd., a joint venture of the Company, was outstanding. The loan is unsecured and bears interest at the prevailing lending rates in the PRC. The interest rate for the nine months ended August 31, 1997 was approximately 7.8% per annum.
Scheduled maturities of the bank loan as of August 31, 1997 are as follows:


                                 (in thousands)
                  1998     $                 --
                  1999                    1,000
                  2000                    2,000
                  2001                    2,500
                  2002                    1,500
                           ----------------------
                           $              7,000
                           ======================


4.       Shareholders' Equity

Since May 8, 1997, the effective date of the Amalgamation, the capital of the Company has consisted of 12,000 authorized, issued and outstanding shares of Common Stock, par value $1.00 per share.

Upon the effectiveness of the Amalgamation, each issued and outstanding share of Class A common stock of the Company was canceled in consideration of the right to receive 0.29 of a share of common stock of AES and cash in lieu of any fractional shares (the "Consideration"). All such shares of Class A common stock are no longer outstanding and were automatically canceled and retired and ceased to exist and each holder of a certificate representing any such shares of Class A common stock ceased to have any rights with respect thereto, except the right to receive the Consideration, without interest.

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


5.       Commitments and Contingencies

Since the commencement of operations, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its joint ventures. As of August 31, 1997, the total outstanding commitments to its joint ventures was $142.0 million.

Pursuant to the Payment and Milestone Schedule agreed between Sichuan Fuling Aixi Power Company Ltd. and Shanghai Electric Corporation ("Shanghai Electric"), a portion of the price of the Engineering, Procurement and Construction Services Contract (the "EPC Contract") for the Aixi Heart River project can be deferred. Interest shall accrue on the amount of the deferred payments as set forth in the Payment and Milestone Schedule. AES Chigen guaranteed to pay Shanghai Electric up to $19.2 million, representing 60% of the price of the EPC Contract, plus the interest accrued thereon. As of August 31, 1997, the amount of the deferred payment with interest accrued thereon was $12.5 million.

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

In June 1997, the Company announced the investment of a total of $98.2 million in the form of an equity contribution in Yangcheng International Power Company ("Yangcheng Power"). Yangcheng Power, a 20-year cooperative joint venture, was organized to build, own and operate a 6 x 350MW mine-mouth, coal-fired power plant in the Shanxi Province. The total investment in Yangcheng Power approved by the State Planning Commission ("SPC") is approximately $1.6 billion. The registered capital approved by the SPC is 25% of the total investment, or $392.9 million. The respective ownership interests of the shareholders in Yangcheng Power are as follows: AES China Corp., a wholly owned subsidiary of the Company (25%); North China Electric Power (Group) Corporation (25%); Jiangsu Province Investment Corporation (20%); Shanxi Energy Enterprises (Group) Company (16%); Shanxi Provincial Power Company (10%); and Jiangsu Provincial Power Company (4%). The difference of $1.21 billion between the total investment and the total registered capital of the joint venture is financed by the China Construction Bank, China State Development Bank, US Export-Import Bank and Kreditanstalt fur Wiederaufbau (KfW). The project is being constructed over a 60-month period by the Shanxi Provincial Power Company under a fixed price, fixed-schedule turnkey contract. The first unit is scheduled to be in operation within 35 months. The turbines and generators will be provided by Siemens and boilers will be provided by Foster Wheeler Energy Corporation. Electric power from the plant will be transmitted over a 730 kilometer transmission line to Jiangsu Power in Jiangsu Province, on the eastern coast of China.

                   Projects in Operation or Under Construction


                                                           Company       Company
                              Location     Capacity        Interest     Ownership
Joint Venture(s)             (Province)      (MW)            (MW)          (%)         Fuel     Status
----------------             ----------      ----            ----          ---         ----     ------

Yangcheng                      Shanxi       2,100            525            25         Coal     Under construction
International                                                                                   (first unit scheduled
Power  Company                                                                                  to be in operation by
("Yangcheng Sun                                                                                 second quarter of 2000;
City")                                                                                          last unit scheduled to
                                                                                                be
                                                                                                in operation by the
                                                                                                second quarter of 2002)

Jiaozuo Wan Fang Power          Henan        250             175            70         Coal     First unit commenced
Company Ltd. ("Jiaozuo                                                                          commercial operation on
Aluminum Power")                                                                                August 17, 1997; second
                                                                                                unit scheduled to be in
                                                                                                operation by the second
                                                                                                quarter of 1998

Wuhu Shaoda                     Anhui        250             62.5           25         Coal     In operation
Electric Power
Development
Company Ltd.
("Wuhu Grassy Lake")

Anhui Liyuan-AES Power          Anhui       115.2            80.6           70          Oil     Simple cycle unit
Company Ltd. and Hefei                                                                          commenced commercial
Zhongli Energy Company                                                                          operation on August 1,
Ltd. ("Hefei Prosperity                                                                         1997; combined cycle
Lake")                                                                                          unit scheduled to be in
                                                                                                operation in the second
                                                                                                quarter of 1998

Wuxi-AES-CAREC                 Jiangsu        63             34.7           55          Oil     In operation
Gas Turbine Power
Company Ltd. and
Wuxi-AES-
Zhonghang Power
Company Ltd.
("Wuxi Tin Hill")

Sichuan Fuling Aixi            Sichuan        50              35            70         Coal     Under construction
Power Company                                                                                   (scheduled to be in
Ltd.                                                                                            operation in April
("Aixi Heart River")                                                                            1998)


Chengdu AES-Kaihua           Sichuan          48             16.8           35        Natural   Commenced
Gas Turbine Power                                                                       Gas     commercial operation
Company Ltd.                                                                                    on July 5, 1997
("Chengdu Lotus
City")



Hunan Xiangci-AES               Hunan        26.2            13.4           51         Hydro    In operation
Hydro Power
Company Ltd.
("Cili Misty Mountain")

Yangchun Fuyang               Guangdong      15.1            3.8            25          Oil     In operation
Diesel Engine Power
Company Ltd.
("Yangchun Sun
Spring")
                                           ----------    -------------

Total                                       2,917.5          946.8
                                           ==========    =============



The Company is currently pursuing a number of other projects in the PRC (the "Potential Projects").

The Company and AES entered into an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996, pursuant to which a wholly-owned subsidiary of AES, AES Acquisition Co. Ltd. ("AES Sub"), amalgamated (the "Amalgamation") with and into the Company and each share of the Company's Class A common stock outstanding prior to the Amalgamation thereafter represented the right to receive shares of AES common stock. The Company's shareholders approved the Amalgamation at a Special Class Meeting of holders of the Class A common stock and a Special General Meeting of the shareholders of the Company, both of which were held on April 10, 1997. The Amalgamation was completed on May 8, 1997 after certain regulatory filings were made with, and certain approvals were obtained from, Bermuda authorities.

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

In June 1997, construction commenced on a 36-kilometer low voltage transmission line to connect the Cili Misty Mountain 26.2 MW hydroelectric generating facility with the Hunan provincial grid. It is expected that construction of the transmission line will be completed in the fourth quarter of 1997 and that the facility will serve a larger market as a result.


Results of Operations

Revenues

Total revenues increased from approximately $4.1 million to $4.5 million from the third quarter of 1996 to the third quarter of 1997. The increase was attributable to the commencement of operation of Unit 1 of the Jiaozuo Aluminum Power facility and the simple cycle unit of the Hefei Prosperity Lake facility.

Total revenues increased from approximately $7.0 million to $9.6 million from the nine months ended August 31, 1996 to the nine months ended August 31, 1997. The increase was primarily due to the commencement of operation of the Wuxi Tin Hill facility, Units 2 and 3 of the Cili Misty Mountain facility, Unit 1 of the Jiaozuo Aluminum Power facility and the simple cycle unit of the Hefei Prosperity Lake facility.

Costs of Sales

Costs of sales, which include fuel, operations, and maintenance expenses, and depreciation and amortization, increased $1.2 million to $3.1 million from the third quarter of 1996 to the third quarter of 1997. The increase in costs of sales was primarily due to the commencement of operation of Unit 1 of the Jiaozuo Aluminum Power facility and the simple cycle unit of the Hefei Prosperity Lake facility.

Costs of sales increased from $3.9 million to $6.4 million from the nine months ended August 31, 1996 to the nine months ended August 31, 1997. The increase in costs of sales was primarily due to the commencement of operation of the Wuxi Tin Hill facility, Units 2 and 3 of the Cili Misty Mountain facility, Unit 1 of the Jiaozuo Aluminum Power facility and the simple cycle unit of the Hefei Prosperity Lake facility.

Development, Selling, General and Administrative Expenses

Development, selling, general and administrative expenses decreased from $1.8 million to $0.4 million from the third quarter of 1996 to the third quarter of 1997 and decreased from $5.2 million to $3.7 million from the nine months ended August 31, 1996 to the nine months ended August 31, 1997. The decreases were primarily due to a reduction in the costs associated with development activities and a corresponding increase in costs associated with the operational management of the Company's existing projects in China.

Interest Income

Interest income increased from $1.3 million to $3.2 million from the third quarter of 1996 to the third quarter of 1997 and increased from $5.0 million to $9.8 million from the nine months ended August 31, 1996 to the nine months ended August 31, 1997. The increases were primarily due to the proceeds received from the public offering of the Company's 2006 notes in December 1996 being available for investment in marketable securities for the three months and the nine months ended August 31, 1997.

Interest Expense

Interest expense increased from $0.4 million to $1.7 million from the third quarter of 1996 to the third quarter of 1997 and increased from $0.7 million to $4.0 million from the nine months ended August 31, 1996 to the nine months ended August 31, 1997. The increases were primarily due to (i) the interest expense and amortization of costs associated with the issuance of the 2006 Notes in December of 1996, offset in part by capitalization of interest incurred during the development and construction of the Company's projects, and (ii) an increase in interest on two minority shareholder loans to Wuxi Tin Hill, interest on minority shareholder loan to Jiaozuo Aluminum Power and interest on a bank loan to Hefei Prosperity Lake. Capitalized interest was approximately $3.7 million for the third quarter of 1997 and $10.6 million for the nine months ended August 31, 1997.

Amalgamation Cost

Amalgamation  costs of  approximately  $0.4  million for the nine  months  ended
August  31,  1997  related  to  expenses   incurred  in   connection   with  the
Amalgamation.


Liquidity and Capital Resources

The Company's business has required substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its joint ventures. Since commencing business, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its joint ventures including approximately $18.0 million of interest during construction and provision for potential cost overruns, of which $219.3 million has been invested as of September 30, 1997. As of September 30, 1997, the Company had approximately $92.7 million available in cash and cash equivalents and marketable securities and expects to generate cash flow from operations over the course of the anticipated investment period to fund any such commitments. In the event of a shortfall between the amount of the Company's commitments and the foregoing sources of funds, the shortfall may be made up by loans or equity contributions from AES, but AES is not obligated to provide any such loan or equity contribution for such purpose and there are no assurances that AES would decide to provide any such loan or equity contribution.

As a result of the Amalgamation, the Company is subject to covenants contained in various AES debt agreements (the "AES Debt Covenants"), including those contained in the documents governing AES's 10 1/4% Subordinated Notes due 2006, 8-3/8% Senior Subordinated Notes due 2007 and $425 million credit facility due 1999. Due to the recent amendments to the terms of the

AES Debt Covenants, certain material restrictions previously applicable to AES Chigen, including a prohibition on direct investments in future projects, are no longer applicable. However, no assurance can be given that AES Chigen will invest in any additional future projects.

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

The Company is permitted, pursuant to the terms of the Indenture under which its 2006 Notes were issued, to pay dividends to AES, provided that the Company satisfies certain conditions.

One of the results of the Amalgamation has been the termination of the Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994 (the "Non-Competition Agreement") between the Company and AES, which, among other things, prohibited the Company from developing, constructing, owning, managing and operating electric power generation projects in any part of Asia other than China. The Company may consider investing through its subsidiaries in power projects outside of China.


Cash from Operations

Net cash used in operating activities for the nine months ended August 31, 1997 totaled $10.6 million as compared to $0.3 million for the same period in 1996. The increase in 1997 was primarily due to a high proportion of interest income accrued from affiliates and an increase in the components of working capital. These factors offset a significant increase in net income before depreciation as compared with the corresponding period in 1996.

Cash from Investing Activities

Net cash used in investing activities totaled $140.0 million during the nine months ended August 31, 1997 as compared to $22.5 million during the same period of 1996. The 1997 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $95.5 million, the purchase of short-term investments (net of any proceeds from the maturity or sale of short-term investments) of $17.2 million and the deposit (net of withdrawal) of $27.3 million in debt service reserves.

Cash from Financing Activities

Net cash provided by financing activities during the nine months ended August 31, 1997 aggregated $183.5 million as compared to $10.8 million used in financing activities during the same period of 1996. During the nine months ended August 31, 1997, the Company received proceeds, net of underwriting discounts and commissions and offering costs, of $174.1 million from the issuance of the 2006 Notes, proceeds of $8.8 million from bank loans available to subsidiaries and $3.4 million of loans and contributions made to subsidiaries by minority shareholders, which were partially offset by repayment of bank loans of $1.7 million and repayment of $1.3 million of loans from minority shareholders.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     Exhibit
     Number           Document


        10.5* Joint Venture Contract, dated August 1996, by and among North China Electric Power Group Corporation, Jiangsu Province Investment Corporation, Shanxi Energy Enterprise (Group) Company, Jiangsu Provincial Power Company ("Jiangsu Power") and the Company to establish Yangcheng International Power Generating Company Limited ("Yangcheng Power").

        10.49* On-lending Agreement on Using US Export Credit by Yangcheng International Power Company Ltd. by and between Yangcheng
                  Power,   as  the   borrower,   and  Shanxi   Branch  of  China
                  Construction Bank, as the lender.

       10.50* On-lending Agreement on Using German Export Credit by Yangcheng International Power Company Ltd. (the "German Export Loan Contract") by and between Yangcheng Power, as the borrower, and Shanxi Branch of China Construction Bank, as the lender.

       10.51* On-Lending Agreement by and between Shanxi Branch of the China Construction Bank, as the lender, and Yangcheng Power, as the borrower

      10.52* RMB Fund Loan Contract of State Development Bank by and between the State Development Bank, as the lender, and Yangcheng Power, as the borrower.

      10.53*      Power Purchase Contract between Yangcheng Power and Jiangsu
                  Power.

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




                                          AES China Generating Co. Ltd.
                                                  (Registrant)



Date:  October 15, 1997                   /s/ Jeffery A. Safford
                                          ----------------------
                                          Jeffery A. Safford
                                          Vice President,
                                          Chief Financial Officer and Secretary

EXHIBIT INDEX


Exhibit                                                                       Sequentially
Number            Document                                                   Numbered Page
------            --------                                                   -------------

10.5* Joint Venture Contract, dated August 1996, by and among North China Electric Power Group
                  Corporation, Jiangsu Province Investment
                  Corporation, Shanxi Energy Enterprise (Group)
                  Company, Jiangsu Provincial Power Company
                  ("Jiangsu Power") and the Company to establish
                  Yangcheng International Power Generating
                  Company Limited ("Yangcheng Power").

10.49* On-lending Agreement on Using US Export Credit by Yangcheng International Power Company Ltd.
                  by and between Yangcheng Power, as the borrower, and Shanxi Branch of China Construction Bank, as the lender.

10.50*            On-lending Agreement on Using German Export
                  Credit by Yangcheng International Power Company
                  Ltd. (the "German Export Loan Contract") by and between Yangcheng Power, as the borrower, and Shanxi Branch of China Construction Bank, as the lender.

10.51*            On-Lending Agreement by and between Shanxi
                  Branch of the China Construction Bank, as the lender, and Yangcheng Power, as the borrower.

10.52*            RMB Fund Loan Contract of State Development
                  Bank by and between the State Development Bank, as the lender, and Yangcheng Power, as the borrower.

10.53*            Power Purchase Contract between Yangcheng
                  Power and Jiangsu Power.

27                Financial Data Schedule.

99.1              Statement Re: Computation of Fixed Charge
                  Coverage Ratio.



* The Company has requested confidential treatment for certain information identified in this exhibit.