Form 10-K
period 1997-11-30
AES CHINA GENERATING CO LTD
filed 1998-03-02
CIK 916792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1997
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

26/F, Entertainment Building
30 Queen's Road, Central
Hong Kong
                                                            Not Applicable
(Address of principal executive offices)                    (Zip Code)



        Registrant's telephone number, including area code: 852-2842-5111 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                              (Title of each class)

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

                              Yes           No    X
                                    ----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 ---------------

         Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business

         (a) General Development of Business

         The Registrant (hereinafter referred to as the "Company" or "AES Chigen"), a Bermuda Company, is a leading independent power generation company in the People's Republic of China (the "PRC" or "China") and one of the few international developers that has successfully completed the development of electric power projects in the country. AES Chigen was founded in December 1993 by The AES Corporation ("AES") to serve as the exclusive vehicle for AES to develop, acquire, finance, construct, own and operate electric power generation facilities in the PRC. The Company is currently a wholly owned subsidiary of AES.

         To respond to significant opportunities in China, AES, through a wholly owned subsidiary, opened an office in Hong Kong in early 1993. Following the incorporation of AES Chigen, AES purchased shares of AES Chigen Class B Common Stock for $50.0 million and, in early 1994, AES Chigen completed an initial public offering of shares of its Class A Common Stock, which provided AES Chigen with net proceeds, after underwriting commissions and discounts, of $151.9 million. The Company became a wholly owned subsidiary of AES on May 8, 1997 as a result of its amalgamation (the "Amalgamation") with a wholly owned subsidiary of AES pursuant to an Amended and Restated Agreement and Plan of Amalgamation, dated as of November 12, 1996 (the "Amalgamation Agreement"), between the Company and AES. Prior to the Amalgamation, the Company was a controlled affiliate of AES, which owned approximately 48% of the outstanding common stock of the Company.

         Since commencing business, AES Chigen has committed $357.8 million and as of January 31, 1998 has invested $234.2 million in nine power projects in operation or under construction in the PRC, having an aggregate nameplate capacity (the full load continuous rating of a generator, prime mover or other electrical equipment under specified conditions as designated by its manufacturer) of approximately 2,918 megawatts ("MW") (approximately 947 MW of which is attributable to AES Chigen's interests in certain sino-foreign joint venture enterprises (the "Joint Ventures")). These Joint Ventures' projects include coal, oil and natural gas-fired and hydropower plants located in seven different provinces in China. These projects are referred to as the "Current Projects."

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

         On December 19, 1996, AES Chigen completed a $180 million public offering of its 10-1/8% Notes due December 2006 (the "2006 Notes") and received net proceeds of approximately $173.9 million. Pursuant to the terms of the indenture under which the 2006 Notes were issued (the "Indenture"), AES Chigen was required to deposit approximately $27.1 million in an interim reserve account to make interest payments on the 2006 Notes through June 15, 1998, and approximately $9.1 million in a debt payment reserve. As of February 28, 1998, the balance in the interim reserve account was $9.1 million. The 2006 Notes are redeemable at the option of AES Chigen on or after December 15, 2001. Net proceeds from the offering of the 2006 Notes will be used to fund investments in AES Chigen's Current Projects and for general corporate purposes. The Company is permitted, pursuant to the terms of the Indenture, to pay dividends to AES, provided that the Company satisfies certain conditions.

         The 2006 Notes have been rated BB- by Standard & Poor's Rating Group and Ba3 by Moody's Investors Service. On January 26, 1998, Standard & Poor's announced that it had placed its BB- rating of the 2006 Notes on CreditWatch with negative implications. Standard & Poor's noted a number of factors contributing to this action, including decline in growth rates in demand for power and construction of new capacity resulting in oversupply in some areas, failure of purchasers of power from the Company's Joint Ventures to purchase the minimum offtake of electricity they were contractually required to purchase, uncertainty concerning the performance by the power purchasers of their obligations to compensate the Company's Joint Ventures for their failure to purchase such minimum offtakes, receipt of dividends from the Company's joint ventures in 1997 that were less than the amounts expected, erosion of distributable profits of the Company's Joint Ventures due to higher than expected generating costs incurred by third party operators, higher than expected corporate overhead expenses in 1997 resulting from non-recurring charges and higher than expected expenditures on technical staffing at construction sites and development costs.

         In the event of a shortfall between the amount of the Company's commitments and the cash available, the shortfall may be made up by loans or equity contributions from AES, but AES is not obligated to provide any such loan or equity contribution for such purpose and there is no assurance that AES would decide to provide any such loans or equity contribution.

         As a result of the Amalgamation, the Company is subject to covenants (the "AES Debt Covenants") contained in the documents governing AES's 10-1/4% subordinated Notes due 2006, 8-3/8% Senior Subordinated Notes due 2007 and $425 million credit facility due 1999. Due to recent amendments to the terms of the AES Debt Covenants, certain material restrictions previously applicable to AES Chigen, including a prohibition on direct investments in future projects, are no longer applicable. However, no assurance can be given that AES Chigen will invest in any additional future projects.

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

         One of the results of the Amalgamation has been the termination of the Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994, between the Company and AES, which, among other things, prohibited the Company from developing, constructing, owning, managing and operating electric power generation projects in any part of Asia other than China. The Company may consider investing through its subsidiaries in power projects outside of China.

         The Company's operations, prospects, results of operations and financial condition are subject to significant risks and uncertainties, including those set forth in "Business-Narrative Description of Business" on pages 2 through 19 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, which is incorporated herein by reference.

         Several countries in Southeast Asia, including Korea, Thailand and Indonesia, have experienced a significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. The Company cannot predict the effect that these conditions will ultimately have on its activities.


Description of the Current Projects

         The following table presents certain summary information on the Company's Current Projects.


                                               The Current Projects

                                                          Company
                                              Company    Investment
                       Location   Capacity   Interest    Commitment
      Project         (Province)    (MW)       (MW)          (%)        Fuel                Status
------------------    ----------  --------   --------    ----------     ----    ----------------------------


Yangcheng Sun City     Shanxi     2,100      525            25          Coal    Under construction (first
                                                                                unit scheduled to be in
                                                                                operation  by second quarter
                                                                                of 2000; last unit scheduled
                                                                                to be in operation by the
                                                                                second quarter of 2002)


Jiaozuo Aluminum       Henan        250      175            70          Coal    First unit commenced
Power                                                                           commercial operation on
                                                                                August 17, 1997; second unit
                                                                                was synchronized with the
                                                                                power grid on February 22,
                                                                                1998 and is scheduled to be
                                                                                in operation by the second
                                                                                quarter of 1998

Wuhu Grassy Lake       Anhui        250       62.5          25          Coal    In operation

Hefei Prosperity       Anhui        115.2     80.6          70           Oil    Simple cycle unit commenced
Lake                                                                            commercial operation on
                                                                                August 1, 1997; combined
                                                                                cycle unit scheduled to be in
                                                                                operation in the third
                                                                                quarter of 1998

Wuxi Tin Hill          Jiangsu       63       34.7          55          Oil     In operation

Aixi Heart River       Sichuan       50       35            70          Coal    Under construction (scheduled
                                                                                to be in operation in the
                                                                                second quarter  of 1998)

Chengdu Lotus City     Sichuan       48       16.8          35         Natural  Commenced commercial
                                                                         Gas    operation on July 5, 1997

Cili Misty Mountain    Hunan         26.2     13.4          51          Hydro   In operation

Yangchun Sun Spring   Guangdong      15.1      3.8          25           Oil    In operation
                                  -------   ------
               TOTAL              2,917.5    946.8
                                  =======   ======


Overview

         The Company, directly or through one of its wholly owned offshore subsidiaries, has formed Joint Ventures, each with one or more Chinese entities as partners, to develop, construct, own and operate each of the electric power plants described in this section. Two of the power plants -- Cili Misty Mountain and Yangchun Sun Spring -- are financed solely with registered capital (equity). Three of the power plants -- Aixi Heart River, Jiaozuo Aluminum Power and Chengdu Lotus City -- are financed with a combination of registered capital and shareholder loans. Four of the power plants -- Wuhu Grassy Lake, Hefei Prosperity Lake, Yangcheng Sun City and Wuxi Tin Hill -- are financed by registered capital, shareholder loans and third party debt.

         All of the Company's power plants are owned by cooperative joint ventures, except for one of the projects -- Wuhu Grassy Lake -- which is owned by an equity joint venture. The joint venture contracts for three of the cooperative joint ventures -- Wuxi Tin Hill, Aixi Heart River and Chengdu Lotus City -- provide for the liquidation of the project assets at the end of the term of the Joint Venture. The cooperative joint venture contracts relating to the remaining five projects provide for the transfer of all of the fixed assets of the Joint Venture to the Chinese partners without charge at the end of the Joint Venture term. Three of these five provide for the recovery of the Company's registered capital during the term of the Joint Venture.

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

         Pursuant to certain shareholder loan contracts, the Company has committed to provide shareholder loans to several of the Joint Ventures. In each case the applicable Joint Venture has either registered the shareholder loan with the relevant branch of the State Administration of Foreign Exchange of the Central Government ("State Administration of Foreign Exchange" or "SAFE") if the loan has been drawn, or the Joint Venture will register the shareholder loan with the relevant branch of the SAFE when the loan is drawn by the Joint Venture. The payment of principal and interest to the Company with respect to its shareholder loans to the Joint Ventures is made in accordance with schedules established by the relevant shareholder loan contracts.

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

         All of the power purchase contracts have tariff formulas and other pricing provisions which are designed, based on the minimum take obligation of the power purchaser, to be sufficient to pay the operating costs and financing costs of the project and to enable the Company to realize a return on its investment. These tariff formulas are indexed to hedge against the risk of fluctuations in the exchange rate between the US dollar and the Renminbi Yuan, the official currency of the PRC ("RMB(Y)"), relating to repayment of principal and interest on debt and the conversion to US dollars of the Company's profits. In the event of a change in law which increases the Joint Ventures' costs, the power purchase contracts typically require an adjustment to the tariff formulas in order to pass through such increased costs.

         For 1997, the approved tariff for Wuhu Grassy Lake was less than the tariff requested by the Joint Venture, which was based on a formula set forth in the Power Purchase Contract. As a result, Wuhu Grassy Lake's revenue for 1997 was insufficient for the Joint Venture to pay the projected return to its shareholders. The joint venture plans to make up such shortfall by means of a tariff adjustment in 1998. However, there is no assurance that the relevant pricing bureau will approve it.

         In 1997, the approved tariff for Chengdu Lotus City was less than the tariff requested by the Joint Venture, which was based on a formula set forth in the Power Purchase Contract. Due to the priority return structure in the Joint Venture Agreement for Chengdu Lotus City, the Company's dividends from Chengdu Lotus City related to its 1997 operations will be as expected.

         The Joint Ventures in all cases except one -- Cili Misty Mountain -- have entered into dispatch contracts with the relevant dispatching entity for its power plant pursuant to which the dispatcher has agreed or plans to agree to dispatch the power plant at least the annual minimum amount of hours required under the power purchase contract. For the one case, the power purchaser, which is also the dispatcher, is responsible for dispatching the power plant.

         Each of the joint venture contracts for the projects described in this section may be terminated early, including on account of a termination of the relevant power purchase contract. In all cases except two -- Jiaozuo Aluminum Power and Yangcheng Sun City -- in the event of an early termination of a power purchase contract which results from a default of a power purchaser, the Joint Venture is entitled under the applicable power purchase contract to receive from the power purchaser payment intended to compensate the Joint Venture for the return it would have received had the power purchase contract continued to the end of its term.

         In two cases -- Yangchun Sun Spring and Wuxi Tin Hill -- projects directly managed by the Joint Ventures have been successfully constructed on time. For one of the Company's projects currently under construction -- Jiaozuo Aluminum Power -- the Joint Venture also directly manages the construction of the power plant. In these instances the Joint Venture has entered into arrangements with various construction and equipment procurement consortiums, including established foreign equipment manufacturers, in which certain responsibilities relating to construction and procurement have been allocated to members of the consortium. For the remaining three projects currently under construction, each relevant Joint Venture has entered into a fixed price, fixed schedule construction contract, two of which are turnkey arrangements. In all of the projects described in this section except Yangcheng Sun City, the electrical transmission and interconnection facilities are being financed by interest bearing loans from the Joint Venture to the relevant power purchaser who is responsible for constructing, owning, operating and maintaining the facilities. In the case of Wuhu Grassy Lake, Hefei Prosperity Lake and Yangcheng Sun City, the power purchasers have also agreed in the power purchase contracts to begin making payments under their respective power purchase contracts on a specified date if the power plant is completed, but cannot deliver electricity due to a delay in completing the transmission and interconnection facilities.

         Six of the nine power plants are or will be operated directly by the Joint Ventures -- Cili Misty Mountain, Wuxi Tin Hill, Aixi Heart River, Jiaozuo Aluminum Power, Chengdu Lotus City and Yangcheng Sun City -- and three -- Yangchun Sun Spring, Hefei Prosperity Lake and Wuhu Grassy Lake -- will be operated by the relevant power purchasers. Fuel for most of the power plants has been contracted for under long term fuel supply contracts with fuel suppliers or will be supplied by the power purchasers. In the latter case, the relevant power purchaser is not excused from its payment obligations under its power purchase contract if it is unable to provide fuel to the power plant.

         The power projects which are currently in operation or under construction have obtained insurance coverage for property loss and damage (including damage arising from natural calamities) and third party liability, except for Yangcheng Sun City, which is in the process of obtaining insurance coverage for property loss and damage and third party liability. Most force majeure risks which can be categorized as natural calamities are covered under the insurance policies. The Joint Ventures are in all cases relieved of their obligation to deliver electricity under their power purchase contracts for the power plants described in this section in the event of force majeure, including an event of force majeure caused by the PRC Government. In the case of all projects, except Wuhu Grassy Lake, Hefei Prosperity Lake and Yangcheng Sun City, the power purchaser is not relieved of its obligations under its applicable power purchase contract, including the obligation to make payments to the Company in such circumstances. In these three projects, the power purchaser is relieved of its obligation to purchase the minimum amount of electric power under its respective power purchase contract during periods in which the power plant is unable to generate electric power due to events of force majeure, including events of force majeure caused by the PRC Government.

         The State Council of the PRC, the highest administrative organ of the PRC's Central Government, has reserved to itself the authority to approve any project with a total investment which exceeds $100 million. Pursuant to various internal PRC Government notices, the State Council has delegated the authority to approve any project with a total investment of less than $100 million to various ministries and ministry level entities, including the State Planning Commission of the Central Government ("State Planning Commission" or "SPC"). The SPC and certain ministries and other ministry level entities have, in turn, adopted a policy, also by internal directives, of further delegating authority to approve projects with a total investment of less than $30 million to provincial governments, provincial level bureaus of the Central Government and certain municipalities. Separate from project approval, foreign investment must be approved by The Ministry of Foreign Trade and Economic Cooperation of the Central Government ("Ministry of Foreign Trade and Economic Cooperation or "MOFTEC"), or one of its departments at the provincial or local government level, should the total investment amount be below $30 million.

         In the case of all of the power plants described in this section, the Company and its Joint Venture partners have applied for and received PRC approvals for the project and for the establishment of the related foreign investment enterprise. In the case of three power plants -- Yangcheng Sun City, Jiaozuo Aluminum Power and Wuhu Grassy Lake -- the power plants have received project approvals at the Central Government level from the State Planning Commission and have received approvals from MOFTEC for the establishment of their related Joint Venture. Each of the remaining six power plants has received its project approval and foreign investment approval from provincial and local government entities.

         Two of the Company's power plants currently in operation or under construction -- Wuxi Tin Hill and Hefei Prosperity Lake -- have been structured as multiple projects and Joint Ventures, with each project and Joint Venture having a total investment not exceeding the $30 million approval authority threshold generally applicable to provincial and local governments. In two other cases -- Aixi Heart River and Chengdu Lotus City -the Company's projects and Joint Ventures have obtained local government approvals on the basis of anticipated total investments which did not exceed $30 million at the time the approvals were obtained, but will, when construction is completed, exceed the $30 million approval threshold.

         The tariff formulas set forth in the power purchase contracts of the Joint Ventures described in this section have been either approved or confirmed by the relevant provincial and local government pricing bureaus responsible for reviewing such tariffs. However, there can be no assurance that the relevant pricing bureaus will calculate and adjust tariffs in accordance with these tariff formulas.

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

         Yangcheng Sun City

         The Power Plant. The Yangcheng Sun City power plant is a 6 x 350 MW coal-fired power plant located near Yangcheng, Shanxi Province. Construction of the power plant commenced in August 1997. The first unit of the power plant is scheduled to commence commercial operation by the second quarter of 2000. The last unit is scheduled to commence commercial operation by the second quarter of 2002.

         Joint Venture. The Yangcheng Sun City power plant is owned by Yangcheng International Power Generating Company Ltd. ("Yangcheng International Power"), a 20-year cooperative joint venture formed by North China Electric Power Group Corporation ("North China Power"), Jiangsu Province Investment Corporation ("Jiangsu Investment"), Shanxi Energy Enterprise (Group) Company ("Shanxi Energy"), Shanxi Provincial Power Company ("Shanxi Power"), Jiangsu Provincial Power Company ("Jiangsu Power") and a wholly owned subsidiary of the Company.

         Pursuant to the joint venture contract, the Company is entitled to a fixed priority return commencing in the year 2002.

         The board of directors of Yangcheng International Power consists of nine directors, of which two are appointed by the Company. The Company also appoints one of the three vice chairmen and a deputy general manager of the power plant.

         Financing. The approved total investment in Yangcheng International Power is approximately $1.6 billion. The approved registered capital of Yangcheng International Power is 25% of the total investment, equal to $392.9 million. The respective ownership interests of the shareholders in Yangcheng International Power are as follows: the Company-25%, North China Power-25%, Jiangsu Investment-20%, Shanxi Energy-16%, Shanxi Power-10% and Jiangsu Power-4%. Hence, the Company's registered capital contribution will be approximately $98.2 million. The difference between the total investment and the total registered capital of the joint venture is being financed through export credit agency loans, debt arranged or guaranteed by the Chinese parties and shareholder loans from the Chinese parties. Export credit agency loan guarantees from the Export-Import Bank of the United States and Hermes Kreditversicherungs-Aktiengesellschaft of approximately $800 million have been provided to Yangcheng International Power. The export credit agency loan guarantees are supported by guarantees from the Construction Bank of China.

         Power Purchase. The electric power from the power plant will be purchased by Jiangsu Provincial Power Company ("Jiangsu Power") pursuant to a 20-year power purchase contract dated as July 1997 between Yangcheng International and Jiangsu Power. Under the power purchase contract, Jiangsu Power has agreed to purchase from Yangcheng International at least 5,500 kilowatt hours of electricity for each calendar year prior to the year 2011, at least 5,386 hours for the calendar year 2011 and at least 5,000 hours for each year thereafter. In the event that Jiangsu Power fails in any calendar year to purchase such minimum amount, Jiangsu Power is required by the power purchase contract to make payment for any shortfall at the then current power price less fuel costs. Pursuant to the power purchase contract, if Yangcheng International fails to deliver electricity to Jiangsu Power by the construction completion date specified in the power purchase contract, it is obligated to pay a penalty to Jiangsu Power for each day of delay.

         Construction. Yangcheng International has entered into a lump sum, fixed price, fixed schedule, turnkey contract with Shanxi Provincial Power Company ("Shanxi Power") to design, engineer, procure and construct the power plant. Pursuant to the Engineering, Procurement and Construction Contract ("EPC"), Shanxi Power is the principal contractor and has subcontracted the design, construction, installation and commissioning work to subcontractors. The turbines and generators of the power plant will be provided by Siemens and boilers will be provided by Foster Wheeler Energy Corporation.

         Shanxi Power will provide a one-year warranty after the commencement of operation of a unit. If Shanxi Power fails to complete construction of the each unit of the power plant by the applicable guaranteed completion date, the contractor will be required to pay liquidated damages to Yangcheng International.

         Under the EPC, Shanxi Power has guaranteed all the performance specifications of the power plant, including output, heat rate, and emissions. If Shanxi Power fails to achieve the performance specifications, Shanxi Power will be obligated to pay liquidated performance damages to Yangcheng International.

         Interconnection and Dispatch. Jiangsu Power is responsible for the construction and has guaranteed the completion of the interconnection facility three months before the first unit of the power plant goes into commercial operation. If a delay in the completion of the interconnection facility results in delays in commencement of the commercial operation of the power plant, Jiangsu Power is obligated to pay Yangcheng International a penalty for each day of delay.

         Electric power for the plant will be transmitted over a 755 kilometer transmission line to Jiangsu Power in Jiangsu Province, on the eastern coast of China. When in commercial operation, the power plant will be dispatched by State Power Dispatch and Communication Centre ("State Power Dispatch"). State Power Dispatch will ensure that Yangcheng International's on-grid electricity is not less than the minimum take quantity.

         Fuel. Yangcheng International has entered into a 20-year coal supply contract with Shanxi Coal Sales and Transportation Corporation. The coal supplier will supply low-cost anthracite coal which is available from several coal mines located within 30 kilometers of the power plant site. The coal supplier will be obligated, under the contract, to pay damages for any failure to supply the power plant with adequate quantities of coal or coal not meeting certain specifications. The coal supplier is obligated to arrange for the transportation of the coal by truck or by train to the power plant.

         Operator. Yangcheng International will operate the power plant.

         Jiaozuo Aluminum Power

         The Power Plant. The Jiaozuo Aluminum Power plant is a 2 x 125 MW coal-fired power plant located adjacent to the Jiaozuo Aluminum Mill ("Jiaozuo Mill") aluminum production mills in Jiaozuo, Henan Province. Construction of the power plant commenced in the first quarter of 1995. The first unit of the power plant was completed and commenced commercial operation on August 17, 1997. The second unit is scheduled to commence commercial operation in the second quarter of 1998.

         Joint Venture. The Jiaozuo Aluminum Power plant is owned by Jiaozuo Wan Fang Power Company Ltd. ("Jiaozuo Wan Fang"), a 23-year cooperative joint venture formed by Jiaozuo Mill and a wholly owned subsidiary of the Company. Pursuant to the joint venture contract, the Company is entitled to recover its registered capital (equity) during the term of the Joint Venture. The Company, as the majority shareholder of Jiaozuo Wan Fang, is entitled to appoint four of the six members of the board of directors of the Joint Venture, including the chairman of the board and the general manager. Pursuant to a co-development agreement, an entity unaffiliated with the Company is entitled to no more than ten percent of the Company's equity distributions from Jiaozuo Wan Fang.

         Financing. The approved total investment in Jiaozuo Wan Fang is $151.3 million. The Joint Venture's approved registered capital is $53.7 million. As of November 30, 1997, it is estimated that the total cost of Jiaozuo Aluminum Power will be approximately $161.3 million. Any difference between the approved total investment and the actual total cost will be funded by additional equity or loans to be contributed pro rata by the shareholders of Jiaozuo Wan Fang. The Company has contributed $37.6 million to the registered capital of the Joint Venture. Jiaozuo Mill has contributed $16.1 million in land use rights and certain fixed assets to the registered capital of the Joint Venture.

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

         During 1997, Jiaozuo Mill and Henan Power failed to purchase the required minimum amounts of electricity under the power purchase contract, and accordingly, are required to compensate the Joint Venture for the shortfall. Jiaozuo Mill and Henan Power are negotiating with the Joint Venture about providing the compensation to the Joint Venture for the shortfall by purchasing excess on-grid electricity from the Joint Venture during the first half of 1998.

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

         Construction. Jiaozuo Wan Fang has directly managed the construction of Unit 1 of the power plant and is directly managing the construction of Unit 2 of the power plant. Jiaozuo Wan Fang has hired the Henan Power Design Institute for the project design and Henan Provincial No. 1 Power Construction Company and Henan Provincial No. 2 Power Construction Company as contractors for civil and installation work. Although no heat rate (the term "heat rate" refers to a power plant's thermal efficiency), output or completion guarantees are being provided by the contractors, these two contractors have built a number of similar power plants. In addition, more than 100 of such 125 MW units have been delivered by their manufacturer, Shanghai Electric Corporation ("Shanghai Electric"), which is providing a limited two-year warranty of the units. The construction risk in the case of this project is also mitigated by the tariff formula set forth in the power purchase contract which provides for an increase in the tariff payable by the power purchaser sufficient to compensate the Joint Venture for any reduction in heat rate and capacity resulting from the contractor's performance failure. Unit 2 of the power plant was synchronized with the power grid on February 22, 1998 and is expected to commence commercial operation in the second quarter of 1998.

         Interconnection and Dispatch. The interconnection facilities were completed by Henan Power in February 1998. Jiaozuo Wan Fang has provided a loan in the amount of approximately $9.9 million to Henan Power for the design and construction of the interconnection facilities. The power plant is currently dispatched by Henan Power. The Joint Venture is required under its dispatch contract with Henan Power to cause the power plant to maintain an annual minimum availability. If this annual minimum availability is not met, the minimum amount required to be purchased by Henan Power may be reduced proportionately.

         Fuel. Jiaozuo Wan Fang obtains fuel pursuant to short-term contracts for the purchase of anthracite coal from mines in Jiaozuo and mines located approximately 120 kilometers from the power plant. The price for coal is negotiated periodically with the mine owners. The coal supplier arranges for the transportation of the coal by truck to the power plant.

         Operation. Jiaozuo Wan Fang operates the power plant.

         Wuhu Grassy Lake

         The Power Plant. The Wuhu Grassy Lake power plant is a 2 x 125 MW coal-fired power plant located near Wuhu, Anhui Province. It is the phase IV expansion of an existing 325 MW coal-fired power station. The first unit of the power plant commenced commercial operation in September 1996. The second unit went into commercial operation in March 1997.

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

         Financing. The approved total investment in the Joint Venture is $118.4 million. The Joint Venture's approved registered capital is $30.0 million. The Joint Venture partners of Wuhu Shaoda have contributed their registered capital according to their respective ownership interests as follows: (i) CPI, $13.5 million (45%), (ii) the Company, $7.5 million (25%), (iii) Anhui Liyuan, $6.0 million (20%) and (iv) Wuhu Energy, $3.0 million (10%). As of November 30, 1997, the estimated total cost of this project was in the range of $118.2 million to $121.4 million. The difference between the total investment and the registered capital of Wuhu Shaoda is being financed through a bank facility and shareholder loans arranged by the Joint Venture partners. Wuhu Shaoda entered into a $65.0 million term loan facility (the "Term Loan") with a syndicate of lenders. The first drawdown of the Term Loan took place in August 1996. The Term Loan is to be repaid in 11 successive semi-annual installments beginning April 22, 1998. In addition to the Term Loan, the Company has provided a $17.5 million subordinated loan (the "AES Loan") and Anhui Liyuan has provided $4.6 million and Wuhu Energy has provided $2.3 million in subordinated shareholders' loans to the Joint Venture. The $6.9 million total amount of shareholder loans from Anhui Liyuan and Wuhu Energy were composed of cash in the amount of $4.6 million and accrued interest to the two partners on their early capital injections in the amount of $2.3 million. The recognition of this $2.3 million of accrued interest as part of the two partners' shareholder loans is still subject to the unanimous agreement by all the partners. The Company has guaranteed to the lenders of the Term Loan certain obligations of its wholly owned subsidiary under the joint venture contract, including the obligation to fund the AES Loan and certain other liabilities which, in the aggregate, do not exceed $6.0 million.

         Dividend payments are subject to certain restrictions under the Term Loan. No dividend distributions by the Joint Venture are permitted if certain debt service coverage ratios are not met.

         Power Purchase. The electric power from the power plant is purchased by Anhui Provincial Electric Power Corporation ("Anhui Power") pursuant to a 20-year operation and offtake contract dated as of July 5, 1996, between Wuhu Shaoda and Anhui Power. Under the operation and offtake contract, Anhui Power has agreed to purchase a minimum amount of electricity at a price based upon an agreed tariff formula. In the event that the power plant fails to generate electricity for a period in excess of that permitted for maintenance and repair in the operation and offtake contract and such failure is a result of force majeure or Wuhu Shaoda's failure to perform its obligations under the operation and offtake contract, the minimum amount required to be purchased by Anhui Power may be reduced in proportion to such excess shutdown period, provided that in no event will the electricity payments to be made under the operation and offtake contract be reduced below the amount necessary to allow Wuhu Shaoda to pay all applicable financing costs under the Term Loan, the AES Loan and the other shareholder loans.

         During 1997, Anhui Power failed to purchase the required minimum amount of electricity under the operation and offtake contract. Accordingly, Anhui Power is required pursuant to the operation and offtake contract to compensate the Joint Venture for the shortfall based on the 1997 approved tariff less approved generation cost. The relevant pricing bureau approved only the tariff and not the generation cost assumed for purposes of setting the tariff. The Joint Venture and Anhui Power, the operator of the plant, have disagreed over determination of the generation cost to be used for the calculation of the minimum take compensation. The minimum take compensation will be subject to finalization of the generation cost issue, which is currently under negotiation between Anhui Power and Wuhu Shaoda.

         Construction. The power plant was designed, engineered and constructed pursuant to a fixed price construction contract between Wuhu Shaoda and Anhui Power. Pursuant to the construction contract, Anhui Power is the principal contractor and is responsible for the timely and successful completion of the power plant. Anhui Power sub-contracted the design, construction, installation and commissioning work to several of its subsidiaries. The construction contract does not obligate Anhui Power to provide guarantees of heat rate or capacity. However, in the event that Anhui Power fails to achieve the design heat rate or nameplate capacity of the power plant, the tariff formula set forth in the operation and offtake contract increases the tariff payable by Anhui Power in a manner that compensates Wuhu Shaoda for the reduction in heat rate and capacity. An independent engineering company, Stone and Webster Management Consultants, was retained by the lenders of the Term Loan to monitor construction. As of November 30, 1997, the work remaining was completion of construction of an ash pond and living quarters. This work is scheduled to be completed by the end of 1998.

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

         Operation. Pursuant to the operation and offtake contract, Anhui Power is responsible for the operation, maintenance and management of the power plant and is responsible for satisfying all operating costs of the power plant. In return, Anhui Power is entitled to deduct the approved generation cost from the electricity fee to the Joint Venture. Due to disagreement between Anhui Power and the Joint Venture over the determination of generation cost as indicated above, the total electricity fee for 1997 has not yet been finalized. Anhui Power is responsible for ensuring that the power plant generates the minimum amount of electricity required to be purchased by Anhui Power and is required to compensate Wuhu Shaoda for any resulting shortfall in such minimum amount, unless, as indicated above, the shortfall is the result of force majeure or the failure of Wuhu Shaoda to perform its obligations under the operation and offtake contract.

         Hefei Prosperity Lake

         The Power Plant. The Hefei Prosperity Lake power plant is an oil-fired combined cycle power plant consisting of 2 x 38.2 MW gas turbine generating units ("gas turbine unit") and a 1 x 38.8 MW heat recovery steam turbine generating unit ("steam turbine unit"). It is located within the boundaries of an existing 325 MW coal fired power plant in Hefei, Anhui Province. Construction of the power plant commenced in November 1996. The gas turbine unit commenced commercial operation on August 1, 1997 as scheduled, and the steam turbine unit is scheduled to commence commercial operation in the third quarter of 1998.

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

         Financing. The approved total investment in each of Liyuan-AES and Zhongli Energy is $30.0 million. The approved registered capital of each of Liyuan-AES and Zhongli Energy is $15.0 million. The Joint Venture partners in Liyuan-AES and Zhongli Energy contributed registered capital to each Joint Venture according to their respective ownership interests as follows: (i) Anhui Liyuan, $3.0 million (20%), (ii) the Company, $10.5 million (70%) and (iii) Hefei Construction, $1.5 million (10%). As of November 30, 1997, it is estimated that the total cost of Hefei Prosperity Lake will be approximately $65.7 million. The difference between the estimated total cost and the registered capital of each Joint Venture will be financed through shareholder loans or third party debt arranged by the Joint Venture partners. The Company has entered into shareholder loan contracts with Liyuan-AES and with Zhongli Energy pursuant to which the Company has committed to provide loans to the Joint Ventures in an aggregate amount not to exceed $16.0 million, of which $14.7 million has been provided as of November 30, 1997. A PRC bank has entered into long-term loan contracts with Liyuan-AES and Zhongli Energy for the provision of loans totaling $14 million of which $7 million has been provided as of November 30, 1997. The loans were arranged and guaranteed by one of the PRC partners.

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

         Since the commencement of commercial operation of the simple cycle unit, Anhui Power has failed to purchase the required minimum amount of electricity under the operation and offtake contract. Accordingly, Anhui Power is required pursuant to the operation and offtake contract to compensate the Joint Ventures for the shortfall based on the 1997 approved tariff less approved generation cost. The relevant pricing bureau approved only the tariff and not the generation cost assumed for purposes of setting the tariff. The Joint Ventures and Anhui Power, the operator of the plant, have disagreed over determination of the generation cost to be used for the calculation of the minimum take compensation. The minimum take compensation will be subject to finalization of the generation cost issue, which is currently under negotiation between Anhui Power and the Joint Ventures.

         Construction. The power plant is being designed, engineered and constructed pursuant to a fixed-price construction contract between the Joint Ventures and Anhui Mingda Power EPC Contract Company ("Mingda"), a wholly owned subsidiary of Anhui Power. Pursuant to the construction contract, Anhui Power is the principal contractor and is responsible for the timely and successful completion of the power plant. Mingda is eligible for a bonus for on-time completion of the gas turbine unit and early or on-time completion of the steam turbine unit but must pay penalties in the event of late completion or not meeting performance guarantees, including heat rate and capacity guarantees. The gas turbine unit and steam turbine unit have been ordered from GEC Alsthom Centrales Energetiques S.A. ("GEC Alsthom"). GEC Alsthom will also provide the conceptual design as a subcontractor to Mingda. If Mingda fails to complete the gas turbine unit by August 1, 1997 and the steam turbine unit by July 1, 1998, Anhui Power's minimum take or pay obligation for the minimum amount under the operation and offtake contract nonetheless commences. An independent engineering company, Black & Veatch International Company, has been retained by the Joint Ventures to monitor construction.

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

         Operations. Pursuant to the operation and offtake contract, Anhui Power is responsible for the operation, maintenance and management of the power plant and is responsible for satisfying all operating costs of the power plant. In return, Anhui Power is entitled to deduct the approved generation cost from the electricity fee to the Joint Ventures. Due to disagreement between Anhui Power and the Joint Ventures over the determination of generation cost as indicated above, the total electricity fee for 1997 has not yet been finalized. Anhui Power is responsible for ensuring that the power plant generates the minimum amount and is required to compensate the Joint Ventures for any resulting shortfall in the minimum amount, unless, as indicated above, the shortfall is a result of force majeure or the failure of the Joint Ventures to perform their obligations under the operation and offtake contract.

         Wuxi Tin Hill

         The Power Plant. The Wuxi Tin Hill power plant is an oil-fired combined cycle power plant which consists of a 2 x 24 MW gas turbine generating plant and a 15 MW heat recovery steam turbine generating plant located in Xishan City (previously known as Wuxi County), Jiangsu Province. The gas turbine generating plant was completed and commenced commercial operation in March 1996 and the heat recovery steam turbine generating plant commenced commercial operation in the first quarter of 1997.

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

         Financing. The approved total investment in Wuxi-AES-CAREC is $29.5 million. The approved total investment in Wuxi-AES-Zhonghang is $10.5 million. The approved registered capital of Wuxi-AES-CAREC is $11.8 million and the approved registered capital of Wuxi-AES-Zhonghang is $5.0 million. As of November 30, 1996, the estimated total cost of this project was in line with the approved total investment. The Company has contributed $6.5 million to the registered capital of Wuxi-AES-CAREC and $2.8 million to the registered capital of Wuxi AES-Zhonghang. CAREC and Wuxi Power each has contributed $2.7 million to the registered capital of Wuxi-AES-CAREC and each has contributed $1.1 million to the registered capital of Wuxi-AES-Zhonghang. The Company, CAREC and Wuxi Power entered into shareholder loan agreements with the Joint Ventures pursuant to which they provided loans to the two Joint Ventures pro rata in accordance with their ownership interests.

         In January 1998, the Wuxi Tin Hill replaced the shareholder loans provided by the Company and CAREC with a $12.5 million loan from ING Bank, Shanghai Branch and RMB(Y)26 million (about $3.1 million) in loans from two local Chinese banks in Wuxi. The shareholder loans from the Company and CAREC were fully paid off, leaving a $4.4 million shareholder loan from Wuxi Power.

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

         During 1996, Xishan Office failed to purchase the required minimum amount of electricity under the power purchase contract and, accordingly, is required to compensate the Joint Venture for the shortfall. The parties had a disagreement over the amount of the required minimum take for 1996. Xishan Office paid 88% of the amount the Joint Venture believed was due but disputed the balance. In March 1997, the Joint Venture reached agreement with the power purchaser on the amount of payment for required minimum offtake of electricity for 1996. The agreement included the deferral of certain amounts scheduled to be paid in 1996 and a corresponding adjustment upward of future scheduled payments of capital return.

         During 1997, Xishan office also failed to purchase the required minimum amount of electricity and has paid 89% of the shortfall to the Joint Venture. The company expects settlement of the outstanding balance in the near future.

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

         Interconnection and Dispatch. The interconnection facilities were completed in March 1996 and the power plant is connected to the East China Power Grid. The power plant is currently dispatched under an agreement between Wuxi AES-CAREC and Jiangsu Provincial Power Bureau Dispatch Center signed in August 1997.

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

         Aixi Heart River

         The Power Plant. The Aixi Heart River power plant is a 50 MW coal-fired circulating fluidized bed power plant located in Nanchuan, Sichuan Province. Construction of the power plant commenced in February 1996, and is expected to be completed in the second quarter 1998.

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

         Financing. The approved total investment in the Joint Venture is $30.4 million ($30.0 million based on the Renminbi to US dollar exchange rate at the time the approval was granted). The Joint Venture's approved registered capital is $12.1 million. As of November 30, 1997, it is estimated that the total cost of Aixi Heart River will be approximately $39.1 million. The Company has contributed $8.5 million to the registered capital of Fuling Aixi and Banxi Colliery has committed to contribute $3.6 million to the Joint Venture's registered capital. As of January 30, 1998, Banxi Colliery has contributed $3.4 million to the registered capital of the Joint Venture. Pursuant to the construction and term loan agreement with Fuling Aixi, the Company has committed to provide a loan in the principal amount of up to $23.5 million to Fuling Aixi. Any difference between the estimated total cost and the committed shareholder loan and approved registered capital will be funded by additional equity contributed pro rata by the shareholders.

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

         Construction. Fuling Aixi has entered into a construction contract with Shanghai Electric to construct the power plant. Certain critical components of the equipment of the power plant (including the coal fluidized bed boilers and their design) are being supplied by Pyropower, Inc. ("Pyropower") pursuant to a supply contract between Shanghai Electric and Pyropower. The balance of the plant is being provided by Chinese manufacturers. Shanghai Electric will provide a one-year warranty of its work. If Shanghai Electric fails to complete construction of the power plant by February 1998, the guaranteed completion date, the contractor will be required to pay liquidated damages to Fuling Aixi for each day of delay in an amount sufficient to compensate the Joint Venture for penalties due to Sichuan Power under the power purchase contract for delayed commercial operation of the power plant. Under the construction contract, Shanghai Electric has guaranteed all the performance specifications of the power plant, including output, heat rate and emissions. If the power plant fails to achieve the performance specifications, Shanghai Electric will be obligated to pay liquidated performance damages to Fuling Aixi.

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

         Chengdu Lotus City

         The Power Plant. The Chengdu Lotus City power plant is a 2 x 24 MW natural gas-fired power plant located in Chengdu, Sichuan Province. Construction of the power plant commenced in October 1996 and commercial operation commenced on July 5, 1997.

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

         Financing. The approved total investment in the Joint Venture is $29.8 million. The Joint Venture's approved registered capital is $11.9 million. As of November 30, 1997, the estimated total cost of Chengdu Lotus City was approximately $34.2 million, $3.2 million less than the original budget. The Company has contributed $4.2 million to the registered capital of Chengdu AES-Kaihua. The Company's joint venture partners have contributed the following amounts to the registered capital of the Joint Venture: Huaxi has contributed $3.0 million; Huachuan has contributed $1.2 million; and CAREC has contributed $3.5 million. The Company, Huaxi and CAREC have entered into support contracts with Chengdu AES-Kaihua pursuant to which they have provided loans to Chengdu AES-Kaihua in the principal amount of $22.3 million in addition to their registered capital contributions.

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

         The tariff payable by Huaxi under the power purchase contract is established annually by the board of directors of Chengdu AES-Kaihua in accordance with a budget which estimates the costs of generating the minimum amount in the following year and the tariff adjustment method as specified in the power purchase contract. In 1997, the approved tariff for Chengdu Lotus City was less than the tariff requested by the Joint Venture, which was based on a formula set forth in the Power Purchase Contract. Due to the priority return structure in the Joint Venture Agreement for Chengdu Lotus City, the Company's dividends from Chengdu Lotus City related to its 1997 operations will be as expected.

         Construction. Chengdu AES-Kaihua entered into a construction contract with CAREC to construct the power plant. The principal equipment for the power plant, the gas turbine generator sets, was provided to Chengdu AES-Kaihua pursuant to a supply contract between CAREC and United Technologies. All performance guarantees (including damages for failures to meet heat rate and output guarantees) and warranties of United Technologies under the supply contract have been assigned by CAREC to Chengdu AES-Kaihua. The balance of the plant was provided by Chinese manufacturers. An independent engineering company, Duke/Fluor Daniel International, was retained by the Joint Venture to manage scheduling and to ensure equipment performance compliance.

         Interconnection and Dispatch. The interconnection facility was constructed by Huaxi. Chengdu AES-Kaihua has provided Huaxi with a loan of RMB(Y)14.0 million for the construction of the interconnection facilities. The Joint Venture has entered into a dispatch contract with the Sichuan Dispatch Center, pursuant to which the dispatcher of the power plant has agreed to dispatch the power plant.

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

         Operation. Chengdu AES-Kaihua operates the power plant.

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

         Joint Venture. The Cili Misty Mountain power plant is owned by Hunan Xiangci-AES Hydro Power Company Ltd. ("Xiangci-AES"), a 25-year joint venture formed by Hunan Cili Electric Power Company ("Cili Electric Power") and the Company. The Company appoints three of the five members of the Joint Venture's board of directors, and appoints the general manager and the chief accountant.

         Financing. The approved total investment and approved registered capital of Xiangci-AES is $14.7 million. The Company contributed $7.5 million to the registered capital of Xiangci-AES and Cili Electric Power contributed all of the assets of the previously existing and operating unit 1 and all of the equipment and materials purchased for the construction of unit 2 and unit 3 which, at the time of the Company's equity contribution to Xiangci-AES, were being incorporated into the project by Cili Electric Power. All liabilities of the power plant incurred prior to the establishment of Xiangci-AES are the sole obligation of Cili Electric Power. The estimated total cost of this project is in line with the approved total investment.

         Power Purchase. In 1994, Xiangci-AES and Cili Electric Power entered into a 25-year power purchase contract for the sale of electricity generated by the power plant. Cili Electric Power was required by the terms of the power purchase contract to purchase all of the electricity generated by the power plant and to use its best efforts to purchase electricity in excess of 120 GWh. Since the power plant utilizes hydro power, the extent to which the power plant is able to generate electric power depends upon the flow of river water. Cili Electric Power has indicated to the Joint Venture that load growth in Cili County is likely to be less than anticipated in the near future. Because the power plant is located in an area served by an isolated transmission grid, the Joint Venture has connected a 36 kilometer low voltage transmission line to the Hunan provincial grid and the larger market it serves. Since January 1998, Xiangci-AES has been selling electricity to Zhangjiajie Electricity Power Bureau ("Zhangjiajie Power"). Xiangci-AES and Zhangjiajie Power are negotiating a new power purchase contract. Zhangjiajie Power has been making payments at a tariff rate set in the power purchase contract with Cili Electric Power and the Company's expects the tariff set forth in the new power purchase contract to be the same as the one with Cili Electric Power, which is the higher of a minimum rate and a market rate. However, there can be no assurance that Xiangci-AES will successfully negotiate a new power purchase contract.

         As of January 31, 1998, the amount due from Cili Electric Power was $0.8 million for the electricity sold during 1997. The payment of the outstanding balance is in negotiation between the Joint Venture and Cili Electric Power.

         Construction. Pursuant to the terms of the joint venture contract, all of the capital contributed by the Company to Xiangci-AES was to be used to complete construction of unit 2 and unit 3. Cili Electric Power was responsible under the terms of the joint venture contract for completing the construction of unit 2 and unit 3. Xiangci-AES subsequently entered into an agreement with Cili Electric Power pursuant to which the Joint Venture directly assumed the work of completing the construction of unit 3 and Cili Electric Power was discharged from any further obligation to complete the power plant.

         Interconnection and Dispatch. The power plant was originally interconnected to the Cili County power grid and was dispatched by Cili Electric Power. Following the completion of the transmission line to connect the power plant with the Hunan provincial grid, the power plant is being dispatched by the Zhangjiajie Power.

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


Employees

         At January 31, 1998, the Company employed 33 people, who are involved in operations or construction.


Item 2.  Properties

         The Company leases its principal office in Hong Kong and its representative office in Beijing, People's Republic of China. The lease for the Company's office in Hong Kong expires in March 2000. The Beijing lease expires in July 1998.

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

Wuhu Shaoda            Xi He Shan, Wuhu       Lease of Land     July 10, 2008 +      41,658 m2       Coal-fired
Electric Power         City, Anhui            Use Right                                              Facility
Development Company    Province, People's
Ltd.                   Republic of China

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

Yangchun Fuyang        Side of Kongdong       Transfer /        March 26, 2045       624 m2          Diesel Engine
Diesel Engine Power    110kV Substation,      Assignment of                                          Facility
Co. Ltd.               Chuncheng Town,        Land Use Right
                       Yangchun City,
                       Guangdong Province,
                       People's Republic
                       of China

Yangcheng              Jincheng City, Shanxi   Acquisition of   Application pending  870,000 m2       Coal-fired
International Power    Province, People's      Land Use Rights  for land use rights                   Facility
Generating Co. Ltd.    Republic of China


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



Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

         All outstanding equity securities of the Company are owned by The AES Corporation.


Item 6.  Selected Financial Data.


                                                                       (in thousands, except per share data)
--------------------------------------------------- ------------------ ----------------- ------------------ ----------------
For the Years Ended November 30, 1997, 1996 and
1995 and For the Period from December 7, 1993
(inception) to November 30, 1994                          1997               1996              1995              1994
--------------------------------------------------- ------------------ ----------------- ------------------ ----------------
STATEMENT OF OPERATIONS DATA
Revenue                                             $        18,703    $          9,212  $         1,382    $            38
Operating costs and expenses                                 16,500               8,867            9,894              6,995
Operating income/(loss)                                       2,203                 345           (8,512)            (6,957)
Income/(loss) before taxes and minority interest              9,276               4,804            2,223               (368)
Net income/(loss)                                             9,470               4,140            2,138               (371)
Net income/(loss) per share                                  789.17              345.00           178.17             (30.92)
Cash dividend per share                                      181.42                   -                -                  -

--------------------------------------------------- ------------------ ----------------- ------------------ ----------------

As of November 30                                         1997               1996              1995              1994
--------------------------------------------------- ------------------ ----------------- ------------------ ----------------

BALANCE SHEET DATA
Total assets                                        $       512,798    $        280,698  $       229,871    $       210,870
Long-Term Obligations                                       217,806              34,933            6,666                  -
Shareholders' equity                                        198,305             190,355          187,585            201,584



Item 7.  Discussion and Analysis of Financial Condition and Results of
         Operations.

         The Company, directly and through its wholly owned offshore subsidiaries, engages in the development, construction, operation and ownership of electric power generating facilities in the PRC by means of its participation in joint ventures. The Company currently owns interests in nine power plants with an aggregate nameplate capacity of approximately 2,918 MW. See "Description of the Current Projects."

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

         The approved tariff for Wuhu Grassy Lake for 1997 was less than the tariff requested by the Joint Venture, which was based on a formula set forth in the Power Purchase Contract. As a result, Wuhu Grassy Lake's revenue for 1997 was insufficient for the Joint Venture to pay the projected return to its shareholders. The Joint Venture plans to make up such shortfall by means of a tariff adjustment in 1998. However, there is no assurance that the relevant pricing bureau will approve it.

         In 1997, the approved tariff for Chengdu Lotus City was less than the tariff requested by the Joint Venture, which was based on a formula set forth in the Power Purchase Contract. Due to the priority return structure in the Joint Venture Agreement for Chengdu Lotus City, the Company's dividends from Chengdu Lotus City related to its 1997 operations will be as expected.

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

         In 1997, the growth rate in demand for power fell and the construction of additional electrical generation capacity resulted in over supply in certain areas. The electric power demand in Henan Province, Anhui Province and Xishan City has been less than expected and the power purchasers for Jiaozuo Aluminum Power, Wuhu Grassy Lake, Hefei Prosperity Lake and Wuxi Tin Hill have failed to purchase the minimum amount of electricity under their respective power purchase contracts. Accordingly, those power purchasers are required to compensate the Joint Ventures for any shortfall. The power purchasers have attempted to negotiate the payment of the shortfall or have disagreed over the generation cost to be used for the calculation of the minimum take compensation. The Joint Ventures are in negotiation with the power purchasers. The total minimum take compensation for 1997 for the four power plants, after adjustment for the Chinese partners' interests in the Joint Ventures, was approximately $4.5 million of which $2.8 million was outstanding as of January 31, 1998. The Company has recorded a provision of $0.7 million (net of the Chinese partners' interests) to reduce the receivables accrued for the balance of the minimum take compensation as of November 30, 1997. The Company is vigorously pursuing its rights under the contracts and believes the final resolution of these issues will not materially affect the Company's financial position or results of operations.

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

         Pursuant to the Operation and Offtake Contracts between Wuhu Grassy Lake and Anhui Power and between Hefei Prosperity Lake and Anhui Power, Anhui Power is the power purchaser as well as the operator of the power plants. Anhui Power is responsible for satisfying all operating costs and is entitled to deduct the approved generation costs from the electricity fees to the joint ventures. In 1997, the relevant pricing bureau approved only the tariffs but not the generation costs assumed for purposes of setting the tariffs. The Joint Ventures and Anhui Power have disagreed over the determinations of the generation costs. As of November 30, 1997, the aggregate amount of the generation costs in dispute after adjustment for the Chinese partners' interests in the Joint Ventures was approximately $0.5 million. The Company is vigorously pursuing its rights under the contracts and believes the final resolution of these issues will not materially affect the Company's financial position or results of operations.

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

         As of January 30, 1998, the amount of approximately $0.1 million representing the recoupment of the Company's investment in Yangchun Sun Spring was outstanding.

         The Company's revenue growth will depend in large part on the Company's ability to bring the Joint Ventures' power plants currently under construction into commercial operation.

         On January 26, 1998, Standard & Poor's announced that it had placed its BB- rating of the 2006 Notes on CreditWatch with negative implications. Standard & Poor's noted a number of factors contributing to this action, including decline in growth rates in demand for power and construction of new capacity resulting in oversupply in some areas, failure of purchasers of power from the Company's Joint Ventures to purchase the minimum offtake of electricity they were contractually required to purchase, uncertainty concerning the performance by the power purchasers of their obligations to compensate the Company's Joint Ventures for their failure to purchase such minimum offtakes, receipt of dividends from the Company's joint ventures in 1997 that were less than the amounts expected, erosion of distributable profits of the Company's joint ventures due to higher than expected generating costs incurred by third party operators, higher than expected corporate overhead expenses in 1997 resulting from non-recurring charges and higher than expected expenditures on technical staffing at construction sites and development costs.

Results of Operations

         The discussion set forth below relates to the results of operations and financial condition of the Company for, and as of the end of, the years ended November 30, 1997, 1996 and 1995 and the following should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

         Years ended November 30, 1997 and 1996

         Revenues and Costs of Sales. Total revenues increased from $9.2 million to $18.7 million from 1996 to 1997. Costs of sales, which include fuel, operations and maintenance expenses, depreciation and amortization, increased from $5.4 million to $13.5 million from 1996 to 1997. The increases in revenues and costs of sales were due primarily to the Wuxi Tin Hill facility and Unit 2 of the Cili Misty Mountain facility having been in operation for all of 1997, Unit 3 of the Cili Misty Mountain facility having been in operation for almost all of 1997 and the commencement of operation in 1997 of Unit 1 of the Jiaozuo Aluminum Power facility and the simple cycle unit of the Hefei Prosperity Lake facility.

         Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses decreased from $3.5 million in 1996 to $3.0 million in 1997. The decrease was primarily due to a reduction in the costs associated with development activities as a result of AES funding the development costs following the financial closing of Yangcheng Sun City, and a corresponding increase in costs associated with the operational management of the Company's existing projects in China.

         Interest Income. Interest income increased from $6.4 million to $13.1 million from 1996 to 1997. The increase was primarily due to the proceeds received from the public offering of the Company's 2006 Notes in December 1996 being available for investment in marketable securities in 1997, interest income earned on a note receivable with respect to Jiaozuo Aluminum Power and interest income earned on shareholder loans provided to Wuhu Grassy Lake and Chengdu Lotus City.

         Interest Expense. Interest expense increased from $1.1 million to $7.4 million from 1996 to 1997. The increase was primarily due to (i) the interest expense and amortization of costs associated with the issuance of the 2006 Notes in December of 1996, offset in part by capitalization of interest incurred during the development and construction of the Company's projects, and (ii) an increase in interest on two minority shareholder loans to Wuxi Tin Hill, interest on a minority shareholder loan to Jiaozuo Aluminum Power and interest on a bank loan to Hefei Prosperity Lake. The Company capitalizes interest accrued during the development and construction of the facilities of its Joint Ventures. Capitalized interest was approximately $17.9 million for 1997 and $3.2 million for 1996.

         Amalgamation Cost. The Company incurred amalgamation costs of $0.4 million and $1.4 million for 1997 and 1996, respectively, related to expenses incurred in connection with the Amalgamation.

         Years ended November 30, 1996 and 1995

         Revenues and Costs of Sales. Total revenues increased from $1.4 million to $9.2 million from 1995 to 1996. Costs of sales, which include fuel, operations and maintenance expenses, depreciation and amortization, increased from $0.6 million to $5.4 million from 1995 to 1996. The increases in revenues and costs of sales were due primarily to the commencement of operations of the Wuxi Tin Hill project. The increase in revenues generated in 1996 from the operations of the Wuxi Tin Hill project was offset, in part, by a decrease in revenues generated pursuant to the payment of construction delay fees paid by the contractor of the Cili Misty Mountain project. The Company was entitled to construction delay payments from the contractor through March 11, 1996 to compensate for the lost generation.

         Development, Selling, General and Administrative Expenses. Development, selling, general and administrative expenses decreased from $9.3 million in 1995 to $3.5 million in 1996. The decrease was primarily due to the capitalization of a higher proportion of development costs associated with projects which have achieved financial closing or which have achieved certain project-related milestones.

         Interest Income. Interest income in 1996 and 1995 was primarily generated by income from marketable securities purchased with the proceeds received from the Company's 1994 initial public offering. Interest income in 1996 decreased $4.1 million from $10.5 million to $6.4 million compared with 1995. The decrease in interest income for 1996 was primarily due to a lower average amount of funds available for marketable securities investment due to capital investments in Joint Ventures, as well as the repurchase of a portion of the outstanding shares of the Company's Class A Common Stock.

         Interest Expense. In 1996, interest expense of $1.1 million related primarily to the interest on two minority shareholder loans to Wuxi-AES-CAREC.

         Amalgamation Cost. In 1996, amalgamation cost of $1.4 million related to expenses incurred in pursuing the proposed Amalgamation with AES announced in November 1996.

Liquidity and Capital Resources

         The Company's business has required substantial investment associated with the development, acquisition and construction of electric power plants and related facilities through its joint ventures. Since commencing business, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its joint ventures including approximately $17.7 million of interest during construction and provision for potential cost overruns, of which $234.2 million has been invested as of January 31, 1998. As of January 31, 1998, the Company had approximately $96.9 million available in cash and cash equivalents and marketable securities and expects to generate cash flow from operations over the course of the anticipated investment period to fund any such commitments. In the event of a shortfall between the amount of the Company's commitments and the foregoing sources of funds, the shortfall may be made up by loans or equity contributions from AES, but AES is not obligated to provide any such loan or equity contribution for such purpose and there are no assurances that AES would decide to provide any such loan or equity contribution.

         As a result of the Amalgamation, the Company is subject to the AES Debt Covenants, including those contained in the documents governing AES's 10-1/4% Subordinated Notes due 2006, 8-3/8% Senior Subordinated Notes due 2007 and $425 million credit facility due 1999. Due to recent amendments to the terms of the AES Debt Covenants, certain material restrictions previously applicable to AES Chigen, including a prohibition on direct investments in future projects, are no longer applicable. However, no assurance can be given that AES Chigen will invest in any additional future projects.

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

         One of the results of the Amalgamation has been the termination of the Non-Competition and Non-Disclosure Agreement, dated as of December 29, 1993 and amended and restated as of February 1, 1994, between the Company and AES, which, among other things, prohibited the Company from developing, constructing, owning, managing and operating electric power generation projects in any part of Asia other than China. The Company may consider investing through its subsidiaries in power projects outside of China.

         Years ended November 30, 1997 and 1996

         Cash from Operations. Net cash used in operating activities totaled $8.1 million for 1997 as compared to $1.5 million for 1996. The increase in 1997 was primarily due to a higher proportion of net income being derived from undistributed earnings from affiliates, cash payments for interest on the 2006 Notes and an increase in the components of working capital. These factors offset an increase in net income before depreciation due to the commencement of operation of Jiaozuo Aluminum Power and Hefei Prosperity Lake in 1997.

         Cash from Investing Activities. Net cash used in investing activities totaled $173.0 million during 1997 as compared to $66.6 million during 1996. The 1997 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $118.5 million, the purchase of short-term investments (net of any proceeds from the maturity or sale of short-term investments) of $27.2 million and the deposit (net of withdrawal) of $27.3 million in debt service reserves.

         Cash from Financing Activities. Net cash provided by financing activities aggregated $183.5 million during 1997 as compared to $1.4 million used in financing activities during 1996. During 1997, the Company received proceeds, net of underwriting discounts and commissions and offering costs, of $174.1 million from the issuance of the 2006 Notes, proceeds of $8.8 million from bank loans available to subsidiaries and $3.4 million of loans and contributions made to subsidiaries by minority shareholders, which were partially offset by repayment of bank loans of $1.7 million and repayment of $1.4 million of loans from minority shareholders.

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

         Cash from Investing Activities. Net cash used in investing activities totaled $66.6 million during 1996 as compared to $22.8 million provided by investing activities during 1995. The 1996 amount primarily reflected the purchase of property, plant and equipment and other project related investments of $101.3 million which was partially offset by cash of $34.7 million provided by the maturity of short-term investments (net of purchases). The 1995 amount primarily reflected cash provided by the maturity of short-term investments (net of purchases) of $64.5 million. This amount was partially offset by the cash used in purchases of property, plant and equipment and other project related investments of $41.7 million.

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

Inflation

         Over the last few years, the PRC economy has registered high growth rates and high rates of inflation. In response, the PRC Government has taken measures to curb inflation. These measures, along with other factors, have reduced inflation in the PRC in 1996 and 1997. However, there can be no assurance that these austerity measures alone will succeed in controlling inflation, nor that they will not result in severe dislocations in the PRC economy in general.

         The Company will attempt, whenever possible, to take measures to hedge its projects against the effects of inflation. Generally, this will be done by structuring the tariff formulas in its power purchase contracts to pass through increased costs resulting from inflation.

Foreign  Currency Exchange

         The Company anticipates that its Joint Ventures will receive nearly all of their revenues in Renminbi. A significant portion of this revenue will need to be converted to other currencies, primarily US dollars, and remitted outside of the PRC to meet foreign currency obligations to equipment suppliers, to repay borrowings from foreign third party lenders and to make payments to the Company in respect of equity distributions and shareholder loans. However, the Renminbi is not freely convertible into US dollars. Although the receipt of approvals to convert Renminbi into foreign currencies and to remit foreign currencies outside of the PRC is routine for approved foreign investment enterprises such as the Joint Ventures, there can be no assurance that the PRC Government will continue to provide such approvals. Moreover, while in the last three years foreign currency has been readily available, no assurance can be given that the Joint Ventures will in the future be able to convert sufficient amounts of Renminbi to foreign currency in China's foreign exchange markets to meet their foreign currency obligations, or that the Joint Ventures will freely be able to remit foreign currency abroad.

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

Year 2000

         The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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


Item 8.  Financial Statements and Supplementary Data.

         The following financial statements of the Company and its consolidated subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

         -       Report of Independent Auditors.

         - Consolidated Statements of Operations for the fiscal years ended November 30, 1997, 1996 and 1995.

         -       Consolidated Balance Sheets as of November 30, 1997 and 1996.

         - Consolidated Statements of Shareholders' Equity for the fiscal years ended November 30, 1997, 1996 and 1995.

         - Consolidated Statements of Cash Flows for the fiscal years ended November 30, 1997, 1996 and 1995.

         - Notes to Consolidated Financial Statements for the fiscal years ended November 30, 1997, 1996 and 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

         (a) Directors of the Company

         The current directors of the Company are listed below:

 Name                                Age     Position
 Roger W. Sant*...................   66      Chairman of the Board and Director
 Dennis W. Bakke*.................   52      Vice Chairman and Director
 Robert F. Hemphill, Jr*..........   54      Vice Chairman and Director

         Roger W. Sant has been the Chairman of the Board and a Director of the Company since December 1993. In 1981, Mr. Sant and Dennis Bakke co-founded AES. Mr. Sant has been Chairman of the Board and a Director of AES since its inception, and he held the additional office of Chief Executive Officer through 1993. He is currently Chairman of the Board of Directors of The World Wildlife Fund U.S. and serves on the Boards of Directors of Marriott International Inc., The World Resources Institute, and The World Wide Fund for Nature and serves on the National Council for The Environmental Defense Fund. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Administration ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie Mellon University, from 1977 to 1981.

         Dennis W. Bakke has been Vice Chairman and a Director of the Company since December 1993. Mr. Bakke co-founded AES with Mr. Sant in 1981 and has been a Director of AES since 1986. He was named President and Chief Executive Officer of AES in January 1994, and from 1987 through 1993, Mr. Bakke held the office of President and Chief Operating Officer of AES. From 1982 to 1986, he served as Executive Vice President of AES and from 1985 to 1986 he also served as Treasurer of AES. Mr. Bakke served with Mr. Sant as Deputy Assistant Administrator of FEA from 1974 to 1976 and as Deputy Director of the Energy Productivity Center from 1978 to 1981. He is a trustee of Geneva College.

         Robert F. Hemphill has been Vice Chairman of the Company since February 1995 and has been a Director of the Company since December 1993. From December 1993 to February 1, 1995, Mr. Hemphill was President and Chief Executive Officer of the Company. Mr. Hemphill was named a Director of AES in June 1996. From 1987 to such appointment, Mr. Hemphill served as Executive Vice President of AES. From 1984 to 1987, he was Senior Vice President of AES and from 1982 to 1984 he served as Vice President for project development of AES. He also has served as President and Chief Executive Officer of AES Transpower Pvt. Ltd. ("Transpower"), a subsidiary of AES, since 1989. Prior to joining AES, he was the Deputy Manager of Power of the Tennessee Valley Authority, the largest electric utility in the United States. He also served with the U.S. Department of Energy as Deputy Assistant Secretary for Planning and Evaluation, and with the FEA where he assisted in drafting several major energy statutes, including the National Energy Act. He serves on the Board of Directors of the Friends of the U.S. National Arboretum and is a member of the Arlington County Transportation Commission.

         (b) Chief Executive Officer of the Company

         Paul T. Hanrahan, 40 years old, has been President and Chief Executive Officer of the Company since February 1995. From December 1993 until such appointment, Mr. Hanrahan was Executive Vice President and Chief Operating Officer of the Company. From December 1993 until April 1994, he was Secretary of the Company. He has been a Vice President of AES since December 1993. Prior to December 1993, he was the general manager of Transpower, leading development efforts in China, India, the Philippines and Eastern Europe. He has also played a leading role in development of several AES projects, including the Belfast West and Kilroot projects in Northern Ireland, the AES Barbers Point project in Hawaii and the AES Thames project in Connecticut. Mr. Hanrahan graduated with a mechanical engineering degree from the U.S. Naval Academy and with a Master of Business Administration from the Harvard Business School.


Item 11.  Executive Compensation.

         Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

         Not Applicable.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Financial Statements, Financial Statement Schedules and Exhibits.

             (1) The following financial statements of the Company and its consolidated subsidiaries are attached to this Annual Report on Form 10-K following the signature page:

                   -       Report of Independent Auditors.

                   -       Consolidated  Statements of Operations
                           for the fiscal years ended November 30,
                           1997, 1996 and 1995.

                   -       Consolidated Balance Sheets as of Novembe
                           30, 1997 and 1996.

                   - Consolidated Statements of Shareholders' Equity for the fiscal years ended November 30, 1997, 1996 and 1995.

                   - Consolidated Statements of Cash Flows for the fiscal years ended November 30, 1997, 1996 and 1995.

                   - Notes to Consolidated Financial Statements for the fiscal years ended November 30, 1997, 1996 and 1995.

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

              3.2    Bye-laws of the Company, as revised effective May 8, 1997.

              4.1 Indenture dated as of December 19, 1996 between the Company and Bankers Trust Company, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1996.

              4.2    Form of 2006 Note is incorporated herein by reference to
                     Exhibit 4.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1996.

              4.3 Security Agreement, dated as of December 19, 1996, among the Company, Bankers Trust Company, as Trustee, and Bankers Trust Company, as Collateral Agent is incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1996.

              10.1 Project Services Agreement, dated as of December 29, 1993, between the Company and AES is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-73668).

              10.2* Joint Venture Contract, dated August 1996, by and among North China Electric Power Group Corporation, Jiangsu Province Investment Corporation, Shanxi Energy Enterprise (Group) Company, Jiangsu Provincial Power Company ("Jiangsu Power") and the Company to establish Yangcheng International Power Generating Company Limited ("Yangcheng Power") is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              10.3 Assignment and Assumption dated as of December 29, 1993 between AES and certain subsidiaries of AES and the Company is incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 33-73668).

              10.4 AES China Generating Co. Ltd. Incentive Stock Option Plan, as amended March 27, 1995, is incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

              10.5 Cooperative Joint Venture Contract for the Establishment of Sichuan Fuling Aixi Power Company Limited dated February 9, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

              10.6 Joint Venture Contract to Establish Xiangci-AES Hydro Power Company Ltd. dated July 21, 1994 between China Hunan Cili Power Company and the Company is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

              10.7 Power Purchase Contract dated as of July 21, 1994 between China Hunan Cili Electric Power Company and Xiangci-AES Hydro Power Company Ltd. (effectiveness certified on September 9, 1994) is incorporated herein by reference to
                     Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1994.

              10.8 Cooperative Joint Venture Contract for the establishment of Yangchun Fuyang Diesel Engine Power Company Ltd. dated December 4, 1994 among Yangchun Municipal Power Supply Company, Shenzhen Futian Gas Turbine Power Company Ltd. and ABC Yangchun Company Limited is incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

              10.9 Chengbao (Responsibility) Management Contract for Yangchun Fuyang Diesel Engine Power Company Ltd. dated December 31, 1994 between Yangchun Fuyang Diesel Engine Power Company Ltd. and Yangchun Municipal Power Supply Company and Supplemental Contract dated March 6, 1995 are incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

              10.10 Power Purchase Contract dated May 24, 1995 between Wuxi County Sandianban and Wuxi-AES-CAREC Gas Turbine Power Company Limited is incorporated herein by reference to
                     Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

              10.11 Cooperative Joint Venture Contract for the establishment of Wuxi-AES-Zhonghang Power Company Ltd. dated May 4, 1995 among Wuxi Power Industry Company, China National Aero-engine Corporation and the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

              10.12 Cooperative Joint Venture Contract for the establishment of Wuxi-AES-CAREC Gas Turbine Power Company Ltd. dated May 4, 1995 among Wuxi Power Industry Company, China National Aero-engine Corporation and the Company is incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

              10.13* Power Purchase Contract dated December 11, 1995 among Power
                     Supply Company of the Fuling Prefecture of Sichuan Province, Sichuan Fuling Grid Management Department and Sichuan Fuling Aixi Power Company Limited is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

              10.14 Addendum Number One of Cooperative Joint Venture Contract to Establish Sichuan Fuling Aixi Power Company Limited dated July 11, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

              10.15 Addendum Number Two of Cooperative Joint Venture Contract to Establish Sichuan Fuling Aixi Power Company Limited dated August 29, 1995 between Sichuan Fuling Banxi Colliery and AES Tian Fu Power Company Limited is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

              10.16* Construction and Term Loan Agreement dated December 21,
                     1995 between AES Tian Fu Power Company (L) Ltd. and Sichuan Fuling Aixi Power Generating Company Limited is incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the fiscal year ended November 30, 1995.

              10.17* Cooperative Joint Venture Contract to Establish Jiaozuo Wan
                     Fang Power Company Limited dated March 27, 1996 between Jiaozuo Power Partners, L.P. and Jiaozuo Aluminum Mill is incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.18* Shareholder Loan Contract dated April 26, 1996 between
                     Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.19* Shareholder Loan Contract dated April 26, 1996 between
                     Jiaozuo Wan Fang Power Company Limited and AES China Power Holding Co. (L), Ltd. is incorporated herein by reference to Exhibit 10.28 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.20* Power Purchase and Sale Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to
                     Exhibit 10.29 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.21* Power Purchase and Sale Contract dated April 25, 1996 between Jiaozuo Wan Fang Power Company Limited and Henan Electric Power Corporation is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.22 Assignment and Assumption Contract dated April 26, 1996 between Jiaozuo Wan Fang Power Company Limited and Jiaozuo Aluminum Mill is incorporated herein by reference to
                     Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

              10.23 Equity Joint Venture Contract dated February 12, 1996 among China Power International Holdings Limited, AES China Holding Company (L) Ltd., Anhui Liyuan Electric Power Development Company and Wuhu Energy Development Company is incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.24* Operation & Offtake Contract dated July 5, 1996 between
                     Wuhu Shaoda Electric Power Development Company Limited and Anhui Provincial Electric Power Corporation is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.25 Undertaking and Subordination Deed dated June 26, 1996 among AES China Holding Company (L) Limited, Anhui Liyuan Electric Power Development Company Limited, China Power International Holding Limited, Wuhu Energy Development Company, Wuhu Shaoda Electric Power Development Company Limited and CCIC Finance Limited is incorporated herein by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.26 Junior Subordination Agreement among China Power International Holding Limited, AES China Holding Company
                     (L) Limited, Anhui Liyuan Electric Power Development Company Limited, Wuhu Energy Development Company and Wuhu Shaoda Electric Power Development Company Limited is incorporated herein by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.27 Subordinated Insurance Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.28 Subordinated Borrower Charge Over Accounts between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.29 Subordinated Project Contracts Assignment between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.30 Subordinated Mortgage Contract between Wuhu Shaoda Electric Power Development Company Limited and AES China Holdings Company (L) Limited is incorporated herein by reference to
                     Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

              10.31* Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Power Development Company Ltd., Hefei Municipal Construction and Investment Company and AES Anhui Power Company Ltd. establishing Anhui Liyuan-AES Power Company Ltd. is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.32* AES Loan Contract by and between Anhui Liyuan-AES Power
                     Company Limited and AES Chigen Company (L), Ltd. is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.33* Cooperative Joint Venture Contract dated March 18, 1996 by and among Anhui Liyuan Electric Power Development Company Ltd., Hefei Municipal Construction and Investment Company and AES Anhui Power Company Ltd. establishing Hefei Zhongli Energy Company Ltd. is incorporated herein by reference to
                     Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.34 AES Loan Contract by and between Hefei Zhongli Energy Company Limited and AES Chigen Company (L), Ltd. is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.35 Operation and Offtake Contract between Anhui Provincial Electric Power Corporation, Anhui Liyuan-AES Power Company Ltd. and Hefei Zhongli Energy Company Ltd. is incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.36* Cooperative Joint Venture Contract by and among Chengdu
                     Huaxi Electric Power (Group) Shareholding Company Ltd., China National Aero-engine Corporation and the Company is incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.37* Support Contract dated as of August 12, 1996 between AES
                     Tian Fu Power Company (L) Ltd. and Chengdu AES KAIHUA Gas Turbine Power Co., Ltd. is incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.38 Power Purchase Contract between Chengdu Huaxi Electric Power (Group) Shareholding Company Ltd. and Chengdu AES KAIHUA Gas Turbine Power Co., Ltd. is incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.39* Agreement of Amendment to the Cooperative Joint Venture
                     Contract and Articles of Association of Chengdu AES KAIHUA Gas Turbine Power Co., Ltd. is incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

              10.40* On-lending Agreement on Using US Export Credit by Yangcheng
                     International Power Company Ltd. by and between Yangcheng Power, as the borrower, and Shanxi Branch of China Construction Bank, as the lender is incorporated herein by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              10.41* On-lending Agreement on Using German Export Credit by
                     Yangcheng International Power Company Ltd. (the "German Export Loan Contract") by and between Yangcheng Power, as the borrower, and Shanxi Branch of China Construction Bank, as the lender is incorporated herein by reference to
                     Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              10.42* On-Lending Agreement by and between Shanxi Branch of the
                     China Construction Bank, as the lender, and Yangcheng Power, as the borrower is incorporated herein by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              10.43* RMB Fund Loan Contract of State Development Bank by and
                     between the State Development Bank, as the lender, and Yangcheng Power, as the borrower is incorporated herein by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              10.44* Power Purchase Contract between Yangcheng Power and Jiangsu
                     Power is incorporated herein by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

              25.1   Power of Attorney.

              27.1   Financial Data Schedule.

              99.1   Statement Re: Computation of Fixed Charge Coverage Ratio

              99.2 "Business-Narrative Description of Business" on pages 2-19 of the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, which is incorporated by reference in Item 1 hereof.

--------
* The Company has requested confidential treatment for certain identified information in this exhibit.

         In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

         (b) Reports on Form 8-K.

         No reports on Forms 8-K have been filed during the last quarter of the Company's fiscal year ended November 30, 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 1998

                                                AES CHINA GENERATING CO. LTD.
                                                           (Company)



                                                By: /s/ Paul T. Hanrahan
                                                   --------------------------
                                                Paul T. Hanrahan
                                                President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title                        Date
----------------------------   --------------------------   -------------------

/s/ Roger W. Sant*
----------------------------   Chairman of the Board and    February 27, 1998
Roger W. Sant                  Director

/s/ Dennis W. Bakke*
----------------------------   Vice Chairman and            February 27, 1998
Dennis W. Bakke                Director


----------------------------   Vice Chairman and
Robert F. Hemphill, Jr.        Director

/s/ Paul T. Hanrahan.*
----------------------------   President and                February 27, 1998
Paul T. Hanrahan               Chief Executive Officer

/s/ Kitty, Fung Kin Yee
----------------------------   Group Finance Director       February 27, 1998
Kitty, Fung Kin Yee            (Principal Financial and
                                Accounting Officer)

*/s/ Jeffery A. Safford
----------------------------
Jeffery A. Safford
Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS



TO THE SHAREHOLDER OF
AES CHINA GENERATING CO. LTD.

We have audited the accompanying consolidated balance sheets of AES China Generating Co. Ltd. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES China Generating Co. Ltd. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE TOUCHE TOHMATSU


Hong Kong
February 27, 1998

                         AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the year ended November 30,
                                          -------------------------------

                                      1997             1996            1995
                                      ----             ----            ----
                                     (in thousands, except per share amounts)

Revenues:
  Electricity sales...............    $18,703        $8,812            $702
  Construction delay fee..........       -              400             680
                                      -------       -------         -------

      Total revenues..............     18,703         9,212           1,382
Operating costs and expenses:
  Costs of sales..................     13,480         5,360             635
  Development, selling, general
    and administrative expenses...      3,020         3,507           9,259
                                      -------       -------         -------

      Total operating costs and
        expenses..................     16,500         8,867           9,894
                                      -------       -------         -------

Operating income / (loss).........      2,203           345          (8,512)
Other income / (expense):
  Interest income.................     13,050         6,360          10,529
  Interest expense................     (7,397)       (1,120)            -
  Equity in earnings of affiliates      1,838           663             206
  Amalgamation cost ..............       (418)       (1,444)            -
                                      -------       -------         -------

Income before income taxes and
 minority interest................      9,276         4,804           2,223
  Income taxes....................       (398)         (387)            -
  Minority interest...............        592          (277)            (85)
                                      -------       -------         -------

Net income........................     $9,470        $4,140          $2,138
                                      -------       -------         -------

Net income per share..............    $789.17       $345.00         $178.17
                                      -------       -------         -------



Weighted average number of shares.         12            12              12
                                      -------       -------         -------






                 See notes to consolidated financial statements.

                         AES CHINA GENERATING CO. LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                        As of November 30,
                                                      1997              1996
                                                      ----              ----
                                                          (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents........................   $58,576           $56,200
  Debt service reserves - held-to-maturity.........    18,225               -
  Investments - held-to-maturity...................    35,324             8,995
  Accounts receivable - The AES Corporation........       363               -
  Accounts receivable from related parties.........    10,271             6,809
  Accounts receivable - trade......................     2,498               -
  Note receivable - current portion................     1,427               -
  Interest receivable..............................     1,962               286
  Inventory........................................     2,496               765
  Prepaid expenses and other current assets........     2,145               874
                                                      -------           -------

      Total current assets.........................   133,287            73,929

Property, Plant and Equipment:
  Electric and steam generating facilities.........   194,159            64,185
  Equipment, furniture and leasehold improvements..     3,446             2,646
  Accumulated depreciation and amortization........    (8,514)           (3,143)
  Construction in progress.........................    82,778            98,912
                                                      -------           -------

      Total property, plant and equipment, net.....   271,869           162,600

Other Assets:
  Deferred finance costs, net......................     5,526               407
  Project development costs........................      -                3,352
  Investments in and advances to affiliates........    79,887            33,202
  Note receivable..................................     8,476             6,626
  Investment - available-for-sale..................     3,002              -
  Debt service reserves - held-to-maturity.........     9,113              -
  Deposits and other assets........................     1,638               582
                                                      -------           -------

      Total other assets...........................   107,642            44,169
                                                      -------           -------

      TOTAL........................................  $512,798          $280,698
                                                      -------           -------





                 See notes to consolidated financial statements.

                         AES CHINA GENERATING CO. LTD.

                                                        As of November 30,
                                                      1997              1996
                                                      ----              ----
                                                          (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - The AES Corporation............  $  -              $1,185
  Accounts payable..................................    4,500            2,199
  Accounts payable for construction.................   16,437              -
  Accrued liabilities...............................    2,892            2,618
  Accrued interest for notes payable................    8,264              -
  Accrued liabilities for construction..............    8,804            4,259
  Loans from minority shareholders - current portion    8,519            1,365
  Bank loans........................................    2,993            2,861
                                                      -------          -------

      Total current liabilities.....................   52,409           14,487

Long-Term Liabilities:
  Notes payable, net................................  179,844             -
  Loans from minority shareholders..................   30,962           34,933
  Bank loan.........................................    7,000             -
  Deferred income taxes.............................      785              387
                                                      -------          -------

      Total long-term liabilities...................  218,591           35,320

Minority Interest...................................   43,493           40,536

Commitments and contingencies

Shareholders' Equity:
  Common stock - par value $1 per share
    (authorized and issued shares:
    1997 - 12,000; 1996 - Nil)......................       12             -
  Class A common stock - par value $0.01 per share,
    (50,000,000 shares authorized; issued and
    outstanding: 1997 - Nil; 1996 - 8,134,100)......     -                  81
  Class B common stock - par value $0.01 per share,
    (50,000,000 shares authorized; issued and
    outstanding: 1997 - Nil; 1996 - 7,500,000)......     -                  75
  Additional paid-in capital........................  184,566          183,980
  Retained earnings.................................   13,200            5,907
  Cumulative translation adjustment.................      527              312
                                                      -------          -------

      Total shareholders' equity....................  198,305          190,355
                                                      -------          -------

      TOTAL......................................... $512,798         $280,698
                                                      -------          -------


                 See notes to consolidated financial statements.

                         AES CHINA GENERATING CO. LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                   Class A                   Class B
                                                      Common Stock              Common Stock              Common Stock
                                                  Shares       Amount        Shares       Amount       Shares       Amount
                                                                   (in thousands, except share amounts)

Balance at January 1, 1995................            -     $      -      10,216,000  $       102    7,500,000  $        75
Purchase of treasury stock................            -            -            -            -            -            -
Foreign currency translation..............            -            -            -            -            -            -
Net income for the year...................            -            -            -            -            -            -
                                                ----------   ----------   ----------   ----------   ----------   ----------

Balance at November 30, 1995..............            -            -      10,216,000          102    7,500,000           75
Purchase of treasury stock................            -            -            -            -            -            -
Retirement of treasury stock .............            -            -      (2,081,900)         (21)        -            -
Foreign currency translation .............            -            -            -            -            -            -
Net income for the year ..................            -            -            -            -            -            -
                                                ----------   ----------   ----------   ----------   ----------   ----------

Balance at November 30, 1996 .............            -            -       8,134,100           81    7,500,000           75

Issuance of Class A common stock under benefit
  plans and exercise of stock options.....            -            -          37,168            1         -            -
Cancellation of Class A and B common stock
  upon effectiveness of the amalgamation..            -            -      (8,171,268)         (82)  (7,500,000)         (75)
Issuance of Common stock upon effectiveness
  of the amalgamation.....................          12,000           12         -            -            -            -
Foreign currency translation..............            -            -            -            -            -            -
Net income for the year ..................            -            -            -            -            -            -
Dividends.................................            -            -            -            -            -            -
                                                ----------   ----------   ----------   ----------   ----------   ----------

Balance at November 30, 1997..............          12,000  $        12         -     $      -            -     $      -
                                                ----------   ----------   ----------   ----------   ----------   ----------






                 See notes to consolidated financial statements.

                         AES CHINA GENERATING CO. LTD.



                        Retained
  Additional            Earnings            Cumulative
    Paid-In           (Accumulated          Translation                    Treasury Stock                       Shareholders'
    Capital             Deficit)            Adjustment               Shares                 Amount                 Equity
                                            (in thousands, except share amounts)
 $  201,762           $     (371)           $       16                   -                $     -                $  201,584
       -                    -                     -                (1,912,600)               (16,371)               (16,371)
       -                    -                      234                   -                      -                       234
       -                   2,138                  -                      -                      -                     2,138
  ---------            ---------             ---------              ---------              ---------              ---------

    201,762                1,767                   250             (1,912,600)               (16,371)               187,585
       -                    -                     -                  (169,300)                (1,432)                (1,432)
    (17,782)                -                     -                 2,081,900                 17,803                   -
       -                    -                       62                   -                      -                        62
       -                   4,140                  -                      -                      -                     4,140
  ---------            ---------             ---------              ---------              ---------              ---------

    183,980                5,907                   312                   -                      -                   190,355


        441                 -                     -                      -                      -                       442

        157                 -                     -                      -                      -                      -

        (12)                -                     -                      -                      -                      -
       -                    -                      215                   -                      -                       215
       -                   9,470                  -                      -                      -                     9,470
       -                  (2,177)                 -                      -                      -                    (2,177)
  ---------            ---------             ---------              ---------              ---------              ---------

 $  184,566           $   13,200            $      527                   -                $     -                $  198,305
  ---------            ---------             ---------              ---------              ---------              ---------







                 See notes to consolidated financial statements.

                         AES CHINA GENERATING CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the year ended November 30,
                                                                          1997                 1996                 1995
                                                                          ----                 ----                 ----
                                                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities (note 13)...............            (8,133)              (1,507)               (812)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of notes...........................           174,100                 -                   -
  Contributions and loans from minority shareholders............             3,435                8,497              13,535
  Repayment of loans from minority shareholders.................            (1,354)                (270)               -
  Proceeds from bank loans......................................             8,812                2,861               1,000
  Repayment of bank loans.......................................            (1,680)              (1,000)               -
  Proceeds from issuance of Class A common stock
    upon exercise of stock options..............................               224                 -                   -
  Repurchase of Class A common stock............................              -                 (11,443)             (6,360)
                                                                           -------              -------             -------

      Net cash provided by / (used in) financing
        activities..............................................           183,537               (1,355)              8,175

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and construction in progress............           (77,978)             (69,205)            (29,544)
  Purchase of investments - held-to-maturity....................           (48,945)             (29,176)           (154,630)
  Purchase of investments - available-for-sale..................           (14,361)             (16,797)            (14,557)
  Proceeds from the maturity of investments - held-
    to-maturity.................................................            24,569               63,656             219,086
  Proceeds from the sales of investments - available-
    for-sale....................................................            11,541               16,969              14,609
  Investments in and advances to affiliates.....................           (36,230)             (22,990)             (2,360)
  Recoupment of investment in affiliate.........................               253                  216                -
  Project development costs and other assets....................            (1,313)              (2,669)             (2,269)
  Deposit to debt service reserves..............................           (36,248)                -                   -
  Withdrawal from debt service reserves.........................             8,961                 -                   -
  Investment in note receivable.................................            (3,277)              (6,626)             (7,500)
                                                                           -------              -------             -------

      Net cash (used in) / provided by investing
        activities..............................................          (173,028)             (66,622)             22,835
                                                                           -------              -------             -------

      Increase / (decrease) in cash and cash
        equivalents.............................................             2,376              (69,484)             30,198

CASH AND CASH EQUIVALENTS,......................................
  Beginning of year.............................................            56,200              125,684              95,486
                                                                           -------              -------             -------

  End of year...................................................          $ 58,576             $ 56,200            $125,684
                                                                           -------              -------             -------

                         AES CHINA GENERATING CO. LTD.

Supplemental disclosure of non cash investing and financing activities:

In 1997, the Company's joint venture partner in Jiaozuo Wan Fang contributed shareholder loans of $0.6 million in the form of construction in progress.

In April 1996, the Company's joint venture partner in Jiaozuo Wan Fang contributed capital and shareholder loans of $38.4 million in the form of land use rights, construction in progress, equipment and receivables, net of accounts payable.

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

                         AES CHINA GENERATING CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AES China Generating Co. Ltd. ("AES Chigen" or the "Company"), a Bermuda company, was incorporated on December 7, 1993, to develop, acquire, finance, construct, own and manage electric power generation facilities in the People's Republic of China (the "PRC"). On May 8, 1997, the amalgamation of a wholly-owned subsidiary of The AES Corporation ("AES") with AES Chigen (the "Amalgamation") was completed and the Company became a wholly-owned subsidiary of AES. Prior to the Amalgamation, the Company was a controlled affiliate of AES, which owned approximately 48% of the outstanding common stock of the Company.

         Accounting Principles - The Company has prepared its financial statements on the basis of United States generally accepted accounting principles.

         Principles of Consolidation - The consolidated financial statements of the Company include the accounts of AES Chigen and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for by the equity method. Intercompany transactions and balances have been eliminated. In the second quarter of 1996, a subsidiary of the Company acquired a controlling interest in Jiaozuo Wan Fang Power Company Limited ("Jiaozuo Wan Fang") for cash which approximated the fair value of net tangible assets acquired. The acquisition was accounted for as a purchase.

         The Company's joint venture partners in certain 50% or less owned affiliates have guaranteed a minimum return on the Company's investment. The Company recognizes such guaranteed return in excess of its equity in the earnings of the affiliates to the extent it believes it is probable that the guaranteed return will be realized.

         Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents exclude amounts held as debt service reserves. Cash and cash equivalents consists mainly of short-term commercial paper and US Treasury bills.

         Investments - Debt and equity securities which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Debt and equity securities which might be sold prior to maturity are classified as available-for-sale and carried at approximate fair value. Material unrealized gains and losses, if any, related to available-for-sale investments, net of applicable taxes, are reflected in a separate component of shareholders' equity. The Company determines the appropriate classification of securities at the time of purchase and evaluates such classification as of each balance sheet date. Transactions in investment securities are accounted for on the trade date.

                         AES CHINA GENERATING CO. LTD.

1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Inventory - Inventory, valued at lower of cost (principally weighted average method) or market value, consists of coal, oil, raw materials, spare parts and supplies.

         Property, Plant and Equipment - Property, plant and equipment is stated at cost including the cost of improvements. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated composite lives of the assets, which range from 3 to 25 years. Maintenance and repairs are charged to expense as incurred.

         Construction in Progress - Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to electric and steam generating facilities when the related assets or group of assets are ready for their intended use. Capitalized interest during construction was $20.4 million in 1997, $3.2 million in 1996 and $0.3 million in 1995.

         Deferred finance costs - Financing costs are deferred and amortized using the straight-line method over the related financing period, which does not differ materially from the effective interest method of amortization. Deferred costs are shown net of accumulated amortization of $0.6 million in 1997.

         Project Development Costs - Project development costs generally represent costs incurred after achieving certain project related milestones prior to the acquisition of generating assets or the start of physical construction. These costs represent amounts incurred for professional services, salaries, permits, options and other related costs. These costs are transferred to construction in progress during the construction phase and to electric and steam generating facilities after commencement of operations.

         Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and capacity provided at rates as specified under contract terms. Most of the Company's power plants rely primarily on one power sales contract with a single customer for the majority of its revenues. Five customers accounted for 48%, 23%, 13%, 10% and 6% of electricity sales revenues in 1997. Two customers accounted for 87% and 13% of electricity sales revenues in 1996 and one customer accounted for 100% of electricity sales revenues in 1995. The failure of any customer to fulfill its contractual obligations could have a substantial negative impact on AES Chigen's revenues. Fees for construction delay paid by Cili Power Company, the contractor of Xiangci-AES Hydro Power Company Ltd. ("Xiangci-AES"), to compensate the Company for lost generation in respect of an expansion facility, are recognized as revenue when earned.

                         AES CHINA GENERATING CO. LTD.

1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Income Taxes - Income taxes are provided based on an asset and liability approach for financial accounting and reporting of income taxes. Deferred income tax liabilities or benefits are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion of, or all of, a deferred tax asset will not be realized.

         Net Income Per Share - Net income per share for each of the three years ended November 30, 1997 was computed based on the 12,000 shares outstanding after the Amalgamation.

         Foreign Currency Translation - The Company's financial reports are prepared using the United States dollar as the reporting currency. For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated at period-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of shareholders' equity. The functional currency of all the Company's current subsidiaries and affiliates is the Renminbi Yuan, the lawful currency of the PRC ("Renminbi").

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates. Actual results could differ from those estimates.

         Reclassifications - Certain reclassifications have been made to prior period amounts to conform with the 1997 presentation.


2.       INVESTMENTS AND DEBT SERVICE RESERVES

         At November 30, 1997 and 1996, the Company's investments and debt service reserves were classified as either held-to-maturity or available-for-sale. The amortized cost and estimated fair value of the investments and debt service reserves at November 30, 1997 and 1996 classified as held-to-maturity and available-for-sale were approximately the same. All investments in debt securities had maturity dates within one year from the balance sheet date except for $3 million of available-for-sale investments which mature within three years. The investments were invested as follows:

                                                                As of
                                                             November 30,
                                                         1997           1996
                                                         ----           ----
                                                            (in thousands)
         Held-to-maturity
         US Treasury and government agency securities..  $ 37,449       $  1,000
         Foreign certificates of deposit...............     8,000           -
         Commercial paper - discounted.................    13,313          7,995
         Corporate bonds...............................     3,900           -
                                                          -------        -------

                                                         $ 62,662       $  8,995
                                                          -------        -------

         Available-for-sale
         US Treasury and government agency securities..  $  3,002       $   -
                                                          -------        -------

                         AES CHINA GENERATING CO. LTD.

3.       ACCOUNTS RECEIVABLE - TRADE AND FROM RELATED PARTIES

         During 1997, some of the power purchasers failed to purchase the required minimum amount of electricity under the respective power purchase contracts and, accordingly, are required to compensate the Company's joint ventures for the shortfall. The power purchasers have attempted to negotiate the payment of the shortfall or have disagreed over the generation cost to be used for the calculation of the minimum take compensation. The joint ventures are in negotiation with the power purchasers. The total minimum take compensation for 1997 for the projects after adjustment for the Chinese partners' interests in the joint ventures was approximately $4.5 million of which $2.8 million was outstanding as of January 31, 1998. The Company has recorded a provision of $0.7 million (net of the Chinese partners' interests) to reduce the receivables accrued for the balance of the minimum take compensation as of November 30, 1997.

         For two of the joint ventures the power purchaser is also the operator of the project and is entitled to deduct the approved generation cost from the electricity fee to the joint venture. In 1997, the relevant pricing bureau approved only the tariff but not the generation cost assumed for purposes of setting the tariff. The joint ventures and the power purchaser have disagreed over the determination of the generation cost. As of November 30, 1997, the aggregate amount of the generation cost in dispute, after adjustment for the Chinese partners' interests in the joint ventures, was approximately $0.5 million.

         The Company is vigorously pursuing its rights under the contracts and believes the final resolution of these issues will not materially affect the Company's financial position or results of operations.

4.       INVESTMENTS IN AND ADVANCES TO AFFILIATES

         As of November 30, 1997 and 1996, the Company's investments in and advances to affiliates included a 25% ownership interest in Yangchun Fuyang Diesel Power Co. Ltd. ("Yangchun Fuyang") as well as a 25% and 35% ownership interest in, and loans to, Wuhu Shaoda Electric Power Development Company Ltd. ("Wuhu Shaoda") and Chengdu AES-Kaihua Gas Turbine Power Co. Ltd. ("Chengdu AES-Kaihua"), respectively.

         As of November 30, 1997, the Company's investments in and advances to affiliates also included a 25% ownership interest in Yangcheng International Power Generating Company Limited ("Yangcheng International Power").

         Summarized financial information for equity method affiliates on a combined 100% basis is as follows (in thousands):

                                                1997                 1996
                                                ----                 ----

         Sales...........................       $ 37,434            $  4,820
         Operating income................         12,354               1,672
         Net income......................          5,350                 324
         Current assets..................         74,341              19,775
         Non-current assets..............        302,754             111,092
         Current liabilities.............          8,264              13,291
         Non-current liabilities.........        230,934              75,329
         Stockholders' equity............        137,897              42,247

         The amount of consolidated retained earnings that represent undistributed earnings of affiliates was $1.6 million and $0.2 million for the years ended November 30, 1997 and 1996, respectively.

                         AES CHINA GENERATING CO. LTD.

5.       NOTE RECEIVABLE

         As of November 30, 1997 and 1996, Jiaozuo Wan Fang had provided loans in the aggregate amount of $9.9 million and $6.6 million through Zhongyuan Trust and Investment Company to Henan Electric Power Corporation for the construction of interconnection and transmission facilities. The loans are unsecured and bear interest at 15.3% per annum. The interest is payable in arrears and the principal and interest are payable in 15 semi-annual installments, beginning in December 1997.


6.       NOTES PAYABLE

         As of November 30, 1997, notes payable consisted of $180 million principal amount Notes due on December 15, 2006 (the "2006 Notes"), net of unamortized discount on issuance of the notes. The 2006 Notes bear interest at the rate of 10-1/8% per annum. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1997. The 2006 Notes rank at least pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company. The holders of the 2006 Notes have a claim to amounts on deposit in debt service and interim reserve accounts that is prior to the claims of other creditors of the Company. The 2006 Notes are redeemable at the Company's option, in whole or in part, beginning December 15, 2001 at redemption prices in excess of par and are redeemable at par beginning December 15, 2003.

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

                         AES CHINA GENERATING CO. LTD.

7.       LOANS FROM MINORITY SHAREHOLDERS

         As of November 30, 1997 and 1996, loans from minority shareholders included debt of $9.3 million and $10.6 million, respectively, provided by the Company's joint venture partners, Xishan City Power Industry Company and China National Aero-Engine Corporation ("CAREC") to Wuxi-AES-CAREC Gas Turbine Power Co. Ltd. ("Wuxi-AES-CAREC") and Wuxi-AES-Zhonghang Power Co. Ltd. ("Wuxi-AES-Zhonghang"). The loans are secured by the land use rights and all assets of the joint venture companies and bear interest at 13% per annum through the end of 1995 and 15% per annum thereafter. Principal and interest are repayable in 20 semi-annual installments beginning July 1, 1996. The balance of the loans consisted of a loan from Jiaozuo Aluminum Mill to Jiaozuo Wan Fang. This loan is unsecured and bears interest at 15.3% per annum plus a service fee to the lender of 3% per annum. The loan is divided into two tranches in equal amounts. Interest on the first tranche of the loan is payable quarterly in arrears from January 1997. Interest on the second tranche of the loan is payable quarterly in arrears following commercial operation of unit two. Principal of the first tranche is repayable in 27 quarterly installments beginning January 1, 1998 and the principal of the second tranche is payable in 25 quarterly installments beginning July 1, 1998.

         Scheduled maturities of loans from minority shareholders as of November 30, 1997 are as follows (in thousands):

         1998..........................................                $  8,519
         1999..........................................                   5,188
         2000..........................................                   5,188
         2001..........................................                   5,188
         2002..........................................                   5,188
         Thereafter....................................                  10,210
                                                                        -------

                                                                       $ 39,481
                                                                        -------

                         AES CHINA GENERATING CO. LTD.

8.       SHORT-TERM BANK LOANS

         At November 30, 1996, short-term bank loans totaling $0.4 million to Xiangci-AES were outstanding. The loans are secured by the buildings of the joint venture and bear interest from 10.7% to 14.5% per annum. In 1997, $0.2 million of the bank loans were renewed for another year with interest at 10.593% per annum. In addition, at November 30, 1996, a short-term bank loan of $1.5 million to Anhui Liyuan-AES Power Company Ltd. ("Anhui Liyuan-AES") was outstanding. The loan was unsecured, bore interest at the prevailing lending rates in the PRC which ranged at November 30, 1996 from 6.8125% to 7.49% per annum and was repaid in 1997. Short-term bank loans at November 30, 1996 also included a $1 million bank loan to Wuxi-AES-CAREC. The loan is guaranteed by Xishan City Power Fuel Company. In 1997, this short-term bank loan was renewed for another year with average interest at 7.7% per annum.

         At November 30, 1997, there were other short-term bank loans totalling $1.8 million to Wuxi-AES-CAREC outstanding. The loans are unsecured, bear interest at 11.088% per annum, are repayable within one year and are guaranteed by Xishan City Power Fuel Company and Xishan City Electricity Management Office.

         The accounts payable for construction are interest bearing. The interest rate at November 30, 1997 was 7.25% per annum.

9.       LONG-TERM BANK LOAN

         As of November 30, 1997, a long-term bank loan of $7.0 million to Anhui Liyuan-AES Power Company Ltd., a joint venture of the Company, was outstanding. The loan is unsecured, bears interest at the prevailing lending rates in the PRC and is guaranteed by Anhui Liyuan Power Development Company. The interest rate for year ended November 30, 1997 was approximately 8.25% per annum. Scheduled maturities of the bank loan as November 30, 1997 are as follows (in thousands):

         1999..........................................                $  2,000
         2000..........................................                   2,000
         2001..........................................                   3,000
                                                                        -------

                                                                       $  7,000
                                                                        -------

                         AES CHINA GENERATING CO. LTD.

10.      INCOME TAXES

         The Company's PRC joint ventures are entitled to a two-year tax exemption from state and local income taxes commencing from the first profitable year of operations, after taking into account any losses brought forward from prior years, followed by a 50% reduction in tax rates for the next three years ("tax holidays"). No PRC income tax was incurred during 1997, 1996 and 1995 as the joint ventures were either within the exemption period of the tax holidays or had not yet commenced commercial operations.

         As of November 30, 1997 and 1996, a deferred tax liability amounting to approximately $0.8 million and $0.4 million, respectively, was provided for, mainly for timing differences arising from deferred expenses and accelerated depreciation of property, plant and equipment under the PRC tax rules.


11.      COMMITMENTS AND CONTINGENCIES

         The Company leases premises under various operating leases which contain renewal options and escalation clauses. Rental expense under operating leases was $0.7 million, $0.6 million and $0.6 million for the years ended November 30, 1997, 1996 and 1995, respectively.

         Subsidiaries of the Company entered into various long-term contracts for the purchase of fuel subject to termination only in certain limited circumstances. These contracts have remaining terms of 13 years to 26 years.

         In April 1996, Wuhu Shaoda entered into a $65.0 million term loan facility (the "Term Loan") with a syndicate of lenders to finance the construction of the power plant. The Company has guaranteed to the lenders of the Term Loan certain obligations of its wholly owned subsidiary under the joint venture contract, including an obligation to fund an $18.0 million subordinated loan and certain other liabilities which, in the aggregate, do not exceed $6.0 million.

         Wuhu Shaoda had entered into a lease contract with Wuhu Energy Development Company, one of the PRC partners in the joint venture, for land use rights of the site over its entire term of operations at an annual lease fee of $0.2 million. As of November 30, 1997, total commitment under the land use rights lease contract amounted to $5.1 million.

         As at November 30, 1997, the Company was obligated under operating leases requiring minimum rentals as follows (in thousands):

         Year ending November 30,
           1998......................................                  $    777
           1999......................................                       603
           2000......................................                       126
                                                                        -------

         Total                                                         $  1,506
                                                                        -------

                         AES CHINA GENERATING CO. LTD.

11.      COMMITMENTS AND CONTINGENCIES - continued

         Since the commencement of operations, the Company has entered into commitments to invest a total of approximately $357.8 million in the form of equity contributions and loans to its joint ventures. As of November 30, 1997, the total outstanding commitment to its joint ventures was $129.5 million.

         Pursuant to the Payment and Milestone Schedule agreed between Sichuan Fuling Aixi Power Company Ltd. ("Sichuan Fuling") and Shanghai Electric Corporation ("Shanghai Electric"), a portion of the price of the Engineering, Procurement and Construction Services Contract (the "EPC Contract") for Sichuan Fuling can be deferred. Interest shall accrue on the amount of the deferred payments as set forth in the Payment and Milestone Schedule. AES Chigen guaranteed to pay Shanghai Electric up to $19.2 million, representing 60% of the price of the EPC Contract, plus the interest accrued thereon. As of November 30, 1997, the amount of the deferred payment with interest accrued thereon was $16.4 million.


12.      SHAREHOLDERS' EQUITY

         Common Stock

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

         Upon the effectiveness of the Amalgamation on May 8, 1997, each issued and outstanding share of Class A common stock of the Company was canceled in consideration of the right to receive 0.29 of a share of common stock of AES and cash in lieu of any fractional shares (the "Consideration"). All such shares of Class A common stock are no longer outstanding and were automatically canceled and retired and ceased to exist and each holder of a certificate representing any such shares of Class A common stock ceased to have any rights with respect thereto, except the right to receive the Consideration, without interest.

                         AES CHINA GENERATING CO. LTD.

12.      SHAREHOLDERS' EQUITY - continued

         Class B Common Stock

         On December 29, 1993, AES, pursuant to a Stock Purchase and Shareholder's Agreement (the "Stock Purchase Agreement") between AES and the Company, purchased 7,500,000 shares of Class B common stock. The net proceeds of the sale amounted to $50.0 million.

         Upon the effectiveness of the Amalgamation on May 8, 1997, each share of the Class B common stock was automatically canceled and ceased to exist and no consideration was delivered in exchange therefor.

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

         Transfer of Funds from Subsidiaries and Affiliates

         Nearly all of the monetary assets of the Company's subsidiaries and 50% or less owned affiliates are denominated in Renminbi. The conversion of Renminbi into US dollars and the remittance of US dollars abroad require PRC government approvals. At November 30, 1997, the Company's share of the net assets of its subsidiaries in the PRC amounted to $86.7 million. In addition, the ability of Wuhu Shaoda to pay dividends to the Company is subject to certain restrictions under the terms of a bank loan facility which has been entered into by the joint venture. No dividend distributions by the joint venture are permitted if certain debt service coverage ratios are not met.

                         AES CHINA GENERATING CO. LTD.

12.      SHAREHOLDERS' EQUITY - continued

         Stock Options

         In 1994, the Company adopted the AES China Generating Co. Ltd. Incentive Stock Option Plan (the "Option Plan"). In March 1995, the Company's shareholders approved an increase in the total number of shares available for issuance upon exercise of options granted to employees from 875,000 to 2,000,000 shares of Class B common stock and an increase in the maximum number of shares issuable upon exercise of options that can be granted to an individual from 250,000 to 500,000 shares of Class B common stock. Upon the effectiveness of the Amalgamation on May 8, 1997, all outstanding options issued under the Option Plan automatically and without any action on the part of the holders thereof became options for shares of AES common stock. The Option Plan remains in full force and effect. A summary of stock option activity is as follows:

         Options on Class B common stock        Year Ended November 30,
         -------------------------------        -----------------------
                                                 1997       1996         1995
                                                         (in shares)

         Outstanding at beginning of year...   1,408,560   1,451,059     752,500
         Exercised during the year..........     (23,995)        -
         Forfeited during the year..........        (401)   (290,388)        -
         Granted during the year
           (from $8.50 to $16.00) ..........     161,641     247,889     698,559
         Conversion to options on
           AES common stock.................  (1,545,805)        -           -
                                               ---------   ---------   ---------

         Outstanding - end of year
           (from $8.50 to $16.00)...........         -     1,408,560   1,451,059
                                               ---------   ---------   ---------



         Eligible for exercise - end of year.        -       379,112     150,500
                                               ---------   ---------   ---------

                         AES CHINA GENERATING CO. LTD.

13.       RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

                                                                                     Year Ended November 30,
                                                                           1997               1996                 1995
                                                                           ----               ----                 ----
                                                                                         (in thousands)
         Net income.............................................            $9,470               $4,140              $2,138
         Adjustments to reconcile net income to net
           cash used in operating activities:
           Depreciation and amortization........................             5,161                2,071                 476
           Provision for deferred taxes.........................               398                  387                -
           Minority interest....................................              (592)                 277                  85
           Equity in earnings of affiliates.....................            (1,838)                (663)               (206)
           Dividend from affiliate..............................               446                  626                -
           Decrease in provision for project
             development costs..................................              -                  (2,298)               -
           Loss on sale of property, plant and
             equipment..........................................                26                 -                   -
           Amortization of deferred costs.......................               608                 -                   -
           Amortization of discount on issuance of
             notes..............................................                17                 -                   -
           Amortization of discount/premium on
             investments - net..................................            (2,186)              (2,038)             (3,543)
           Capitalization of interest on notes payable,
             net of amortization................................           (13,102)                -                   -
           Changes in assets and liabilities:
             Accounts receivable from related parties...........            (3,462)              (6,346)               (422)
             Interest receivable................................            (1,676)                   7                 683
             Inventory, prepaid expenses and other
               current assets...................................            (8,040)              (1,186)                (55)
             Accrued interest income from affiliates............            (2,158)                (333)               -
             Deposits...........................................            (1,077)                  28                 (82)
             Accounts payable and accrued liabilities...........             9,872                3,821                 114
                                                                           -------              -------             -------

               Net cash used in operating activities............            (8,133)              (1,507)               (812)
                                                                           -------              -------             -------

                         AES CHINA GENERATING CO. LTD.

14.      RELATED PARTIES

         AES Chigen has entered into a Project Services Agreement with AES (the "Services Agreement") whereby AES will exclusively provide development, construction management and operations services to the Company. The Services Agreement has an initial term of five years commencing December 1993 with three five-year renewal terms. Management fees under the Services Agreement totaled $0.2 million, $0.3 million and $0.1 million for the years ended November 30, 1997, 1996 and 1995, respectively.

         As of November 30, 1997 and 1996, accounts receivable from related parties consisted primarily of amounts due from Cili Power Company, for sale of electricity, amounts due from the Xishan City Electricity Management Office, an associated company of the joint venture partner in Wuxi-AES-CAREC, for sale of electricity, and a short-term loan to a Chinese partner in Wuxi-AES-CAREC bearing interest at an average rate of 7.7% per annum during 1997.

         As of November 30, 1996, accounts receivable from related parties also consisted of amounts due from Cili Power Company for the payment of construction delay fees.

         As of November 30, 1997, accounts receivable from related parties also included amounts due from Jiaozuo Aluminum Mill for sale of electricity.


15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of financial instruments, including cash and cash equivalents, debt service reserves, investments, note receivable and short-term bank loans were equal to their approximate fair values as of November 30, 1997 and 1996 because of the relatively short maturities of these investments. As of November 30, 1997 and 1996, the carrying value of loans from minority shareholders and the long-term bank loans approximated fair value determined by the estimated discount rate a prospective seller would pay to a credit-worthy third party to assume the obligation. At November 30, 1997 the fair value of notes payable was $177 million based on quoted market prices.

                         AES CHINA GENERATING CO. LTD.

16.      SUBSEQUENT EVENTS

         The Company changed its accounting year end date to December 31, effective for the period ending December 31, 1998.

         In November 1997, the board of directors of Wuxi-AES-Zhonghang and Wuxi-AES-CAREC passed a resolution that would allow the replacement of the shareholder loans provided by the Company and CAREC with bank loans. The transaction was completed in early January 1998 with three bank loans of $5.6 million, $6.9 million and $3.1 million, respectively. The $5.6 million and $6.9 million bank loans are secured by the electric and steam generating facilities of the joint venture companies and bear interest at LIBOR plus 1.75% per annum. Principal and interest are repayable in 10 semi-annual installments beginning June, 1999. The $3.1 million bank loan is unsecured, bears interest at 9.5% per annum and repayable within one year, and is guaranteed by Xishan City Power Fuel Company. Accordingly, the shareholder loans from the Company and CAREC were fully paid off, leaving a $4.4 million shareholder loan from Xishan City Power Industry Company.

         In December 1997, Hefei Zhongli Energy Company Limited, a joint venture of the Company, raised a long term bank loan of $7 million. The loan is unsecured, bears interest at the prevailing lending rates in the PRC and is guaranteed by Anhui Liyuan Power Development Company.

                                                                      SCHEDULE 1


                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                     STATEMENTS OF UNCONSOLIDATED OPERATIONS



                                              For the year ended November 30,


                                          1997            1996          1995
                                          ----            ----          ----
                                                     (in thousands)

Revenues..............................      $   -         $   400       $   680
Equity in earnings of subsidiaries....       16,616         3,724           465
                                            -------       -------       -------

      Total revenues..................       16,616         4,124         1,145
                                            -------       -------       -------

Operating costs and expenses:
  Costs of sales and services.........        2,502           557           524
  Development, selling, general and
    administrative expenses...........        3,077         3,463         8,616
                                            -------       -------       -------

      Total operating costs and
       expenses.......................        5,579         4,020         9,140
                                            -------       -------       -------

Operating income (loss)...............       11,037           104        (7,995)
Interest income.......................        3,515         5,480        10,133
Interest expense......................       (4,664)          -             -
Amalgamation cost.....................         (418)       (1,444)          -
                                            -------       -------       -------

Income before taxes...................        9,470         4,140         2,138

Income taxes..........................          -             -             -
                                            -------       -------       -------

Net income............................      $ 9,470       $ 4,140       $ 2,138
                                            -------       -------       -------




                             See notes to Schedule 1

                                                                      SCHEDULE 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                          UNCONSOLIDATED BALANCE SHEETS


                                                         As of November 30,
                                                       1997             1996
                                                       ----             ----
                                                           (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.........................   $  1,241         $26,190
  Debt service reserves - held-to-maturity..........     18,225             -
  Investments - held-to-maturity....................      1,529           8,995
  Accounts receivable - The AES Corporation.........        363             -
  Accounts receivable from related parties..........        -             1,231
  Prepaid expenses and other current assets.........        933             630
                                                        -------         -------

      Total current assets..........................     22,291          37,046

Investment in subsidiaries (on the equity method)...    350,534         153,024

Office Equipment:
  Cost..............................................      1,429           1,220
  Accumulated depreciation..........................       (604)           (653)
                                                        -------         -------

      Total property, plant and equipment, net......        825             567

Other Assets:
  Deferred finance costs, net.......................      5,526             407
  Project development costs.........................        -             3,352
  Debt service reserves - held-to-maturity..........      9,113             -
  Deposits and other assets.........................        636             565
                                                        -------         -------

      Total other assets............................     15,275           4,324
                                                        -------         -------

TOTAL...............................................   $388,925        $194,961
                                                        -------         -------




                             See notes to Schedule 1

                                                                      SCHEDULE 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                          UNCONSOLIDATED BALANCE SHEETS


                                                         As of November 30,
                                                      1997              1996
                                                      ----              ----
                                                          (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - The AES Corporation....     $      -            $   1,185
  Accounts payable..........................          1,407              1,114
  Accrued interest for notes payable........          8,264                -
  Accrued liabilities.......................          1,105              2,307
                                                    -------            -------

      Total current liabilities.............         10,776              4,606

Long-term Liability:
  Notes payable, net........................        179,844                -

Shareholders' Equity:
  Common stock..............................             12                -
  Class A common stock......................            -                   81
  Class B common stock......................            -                   75
  Additional paid-in capital................        184,566            183,980
  Retained earnings.........................         13,200              5,907
  Cumulative translation adjustment.........            527                312
                                                    -------            -------

     Total shareholders' equity............         198,305            190,355
                                                    -------            -------

TOTAL.......................................       $388,925           $194,961
                                                    -------            -------




                             See notes to Schedule 1

                                                                      SCHEDULE 1

                          AES CHINA GENERATING CO. LTD.

                         CONDENSED FINANCIAL INFORMATION

                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                            Year Ended November 30,
                                                                           ---------------------------------------------------------
                                                                               1997                1996                  1995
                                                                           ---------------     ----------------     ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash used in operating activities                             $   (12,583)        $       (40)           $   (1,370)

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of notes                                       174,100                  --                    --
      Proceeds from issuance of Class A common stock
         upon exercise of share options                                             224                  --                    --
      Repurchase of Class A common stock                                             --             (11,443)               (6,360)
                                                                           ---------------     ----------------     ---------------
          Net cash provided by / (used in) financing activities                 174,324             (11,443)               (6,360)

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                   (510)               (224)                 (445)
      Purchase of investments - held-to-maturity                                     --             (29,176)             (154,630)
      Purchase of investments - available-for-sale                                   --             (16,797)              (14,557)
      Proceeds from the maturity of investments - held-to-maturity                9,000              63,656               219,086
      Proceeds from sales of investments - available-for-sale                        --              16,969                14,609
      Investments in and advances to subsidiaries                              (168,393)           (104,714)              (28,453)
      Recoupment of investment in subsidiaries                                    1,813                 871                    --
      Project development costs and other assets                                 (1,313)             (2,625)               (1,327)
      Deposit to debt service reserves                                          (36,248)                 --                    --
      Withdrawal from debt service reserves                                       8,961                  --                    --
      Investment in note receivable                                                  --                  --                (7,500)
                                                                           ---------------     ----------------     ---------------
          Net cash (used in) / provided by investing activities                (186,690)            (72,040)               26,783
                                                                           ---------------     ----------------     ---------------
          (Decrease ) / increase in cash and cash equivalents                   (24,949)            (83,523)               19,053

   CASH AND CASH EQUIVALENTS,
      Beginning of year                                                          26,190             109,713                90,660
                                                                           ===============     ================     ===============
      End of year                                                          $      1,241        $     26,190             $ 109,713
                                                                           ===============     ================     ===============


Supplemental disclosures:

Cash dividends from:
     Consolidated subsidiaries                                               $       --        $         --           $        --
     Affiliates                                                                     446                 626                    --


                             See notes to Schedule 1

                          AES CHINA GENERATING CO. LTD.


                               NOTES TO SCHEDULE 1



1.       APPLICATION OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Accounting for Subsidiaries - AES China Generating Co. Ltd. (the Company) has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

         Revenues - Construction and operation management fees earned by the parent from its consolidated subsidiaries are eliminated.


2.       GUARANTEES

         The Company has guaranteed to the lenders of a $65.0 million term loan facility at Wuhu Shaoda certain obligations of its wholly owned subsidiary under the joint venture contract, including an obligation to fund an $18.0 million subordinated loan and certain other liabilities which, in the aggregate, do not exceed $6.0 million.

         The Company has guaranteed the payment of accrued interest on the construction payable at Aixi Heart River which amounted to $0.7 million at November 30, 1997.

                                  EXHIBIT INDEX

Exhibit                                                        Sequentially
Number         Document                                        Numbered Page
------         --------                                        -------------
3.2            Bye-laws of the Company, as revised
               effective May 8, 1997.

25.1           Power of Attorney.

27.1           Financial Data Schedule.

99.1           Statement Re:  Computation of Fixed
               Charge Coverage Ratio

99.2           "Business-Narrative Description of
               Business" on pages 2-19 of the
               Registrant's Annual Report on Form 10-K
               for the fiscal year ended November 30,
               1996, which is incorporated by reference in Item 1 hereof.